Form 10QSB
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1996-05-20
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865

                 Nantucket Island Associates Limited Partnership
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Massachusetts                                04-2948435
    ---------------------------------       ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

      One International Place, Boston, MA                 02110
    --------------------------------------  ------------------------------------
    (Address of principal executive office)            (Zip Code)

   Registrant's telephone number, including area code  (617) 330-8600




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


                                     1 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB March 31, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)
                                                           March 31,    December 31,
Assets                                                       1996          1995

Cash and cash equivalents                               $    333,000   $    279,000
Restricted cash                                              479,000      1,116,000
Accounts receivable less allowance for doubtful
   accounts of $41,000 (1996) and $49,000 (1995)             335,000        359,000
Receivable from related parties                              114,000        124,000
Inventories                                                  381,000        373,000
Prepaid expenses and other current assets                    244,000        336,000
                                                        ------------   ------------

     Total current assets                                  1,886,000      2,587,000

Property and equipment, net of accumulated depreciaton
   of $19,176,000 (1996) and $18,612,000 (1995)           48,906,000     49,450,000

Deferred rent receivable                                     365,000        346,000
Deferred costs, net of accumulated amortization of
   $1,840,000 (1996) and $1,765,000 (1995)                 1,682,000      1,757,000
Security deposits and other restricted cash                  174,000        172,000
                                                        ------------   ------------

     Total assets                                       $ 53,013,000   $ 54,312,000
                                                        ============   ============

Liabilities and Partners' Equity

Accounts payable                                        $    447,000   $    271,000
Accrued expenses                                             400,000        811,000
Advance deposits                                           1,310,000        247,000
Current maturity of long-term debt                           715,000        736,000
Payables to related parties                                     --           59,000
Accrued interest                                             446,000        446,000
                                                        ------------   ------------

     Total current liabilities                             3,318,000      2,570,000
                                                        ------------   ------------

Long-term debt                                            26,279,000     26,279,000

                                                        ------------   ------------

     Total liabilities                                    29,597,000     28,849,000
                                                        ------------   ------------

Commitments

Partners' equity (deficit):
     Limited partners equity (785 units outstanding)
                                                          33,883,000     35,828,000

General partners' deficit                                (10,467,000)   (10,365,000)
                                                        ------------   ------------
     Total partners' equity                               23,416,000     25,463,000
                                                        ------------   ------------
     Total liabilities and partners' equity             $ 53,013,000   $ 54,312,000
                                                        ============   ============




                 See notes to consolidated financial statements.

                                     2 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB March 31, 1996

Consolidated Statements of Operations  (Unaudited)

                                            For the Three Months Ended
                                              March 31,     March 31,
                                                 1996          1995


Revenue:

     Hotel operations                       $      --     $    83,000
     Restaurant operations                         --          87,000
     Commercial rental operations               570,000       472,000
     Boat basin operations                       37,000        39,000
                                            -----------   -----------

         Total revenue                          607,000       681,000
                                            -----------   -----------

Operating expenses:

     Hotel                                      114,000       165,000
     Restaurant                                  93,000       196,000

     Commercial rental                           58,000        31,000
     Boat basin                                  47,000        48,000
     Other                                       38,000        30,000
     Real estate taxes and insurance            259,000       254,000
     General and administrative                 334,000       330,000
     Marketing and promotion                    149,000       132,000
     Repairs and maintenance                    228,000       188,000
     Utilities                                   76,000        85,000
     Management fees                             72,000        72,000
     Amortization                                75,000        62,000
     Depreciation                               564,000       545,000
                                            -----------   -----------

         Total operating expenses           $ 2,107,000   $ 2,138,000
                                            -----------   -----------

Loss from operations                         (1,500,000)   (1,457,000)
                                            -----------   -----------

Other income (expense):
     Interest income                             12,000        23,000
     Other income                                34,000        39,000
     Other expense                                 --         (71,000)
     Interest expense                          (593,000)     (643,000)
                                            -----------   -----------

         Total other income (expense), net     (547,000)     (652,000)
                                            -----------   -----------

Net loss                                    $(2,047,000)  $(2,109,000)
                                            ===========   ===========

Net loss per limited partnership unit       $ (2,477.71)  $ (2,552.87)
                                            ===========   ===========




                 See notes to consolidated financial statements.

                                     3 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1996

Consolidated Statement of Partners' Equity (deficit) (Unaudited)

                             Units of
                              Limited      Limited        General

                            Partnership    Partners'     Partners'        Total
                             Interest       Equity        Deficit         Equity
                            -----------  ------------   -------------  ------------

Balance - January 1, 1996           785  $ 35,828,000   $(10,365,000)  $ 25,463,000

Net loss                           --      (1,945,000)      (102,000)    (2,047,000)
                           ------------  ------------   ------------   ------------

Balance - March 31, 1996            785  $ 33,883,000   $(10,467,000)  $ 23,416,000
                           ============  ============   ============   ============




                 See notes to consolidated financial statements

                                     4 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB March 31, 1996

Consolidated Statements of Cash Flows  (Unaudited)

                                                      For the Three Months Ended
                                                        March 31,     March 31,
                                                          1996          1995

Cash Flows from Operating Activities:

Net loss                                              $(2,047,000)  $(2,109,000)
Adjustments to reconcile net loss to net cash
 provided by (used) in operating activities:
     Depreciation and amortization                        639,000       607,000
Changes in assets and liabilities:
     Restricted cash                                      637,000          --
     Accounts receivable                                   24,000       586,000
     Receivable from related parties                       10,000       (23,000)
     Inventories                                           (8,000)      (25,000)
     Prepaid expenses and other current assets             92,000        96,000
     Deferred rent receivable                             (19,000)         --
     Security deposits and other restricted cash           (2,000)       (1,000)
     Accrued interest                                        --          (2,000)
     Accounts payable                                     176,000       (98,000)
     Accrued expenses                                    (411,000)     (619,000)
     Advance deposits                                   1,063,000       850,000
     Payable to related parties                           (59,000)      (48,000)
                                                      -----------   -----------


Net cash provided by (used in) operating activities        95,000      (786,000)
                                                      -----------   -----------

Cash Flows from Investing Activities:
     Expenditures for property and equipment              (20,000)     (242,000)
                                                      -----------   -----------

Cash used in investing activities                         (20,000)     (242,000)
                                                      -----------   -----------

Cash Flows from Financing Activities:
     Principal payments on long-term debt                 (21,000)      (19,000)
                                                      -----------   -----------

     Cash used in financing activities                    (21,000)      (19,000)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents       54,000    (1,047,000)

Cash and cash equivalents, beginning of year              279,000     2,428,000
                                                      -----------   -----------

Cash and cash equivalents, end of year                $   333,000   $ 1,381,000
                                                      ===========   ===========

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                           $   593,000       646,000
                                                      ===========   ===========




                 See notes to consolidated financial statements.

                                     5 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    General

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1995.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

      The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.    Related Party Transactions

      The partnership paid a partnership administration fee of $60,000 and a management fee of $11,000 to affiliates of the General Partner during the three months ended March 31, 1996.




                                     6 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1996

Item 2.    Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The seasonal nature of the Registrant's business results in the Registrant having to supplement deficiencies in its cash flows with its reserves during the first and second quarters of each year.

The level of liquidity based upon the Registrant's cash and cash equivalents experienced a $54,000 increase at March 31, 1996 as compared to December 31, 1995. The increase was due to $95,000 provided by operating activities, which was partially offset by $20,000 used in investing activities and $21,000 used in financing activities. Investing activities consisted of $20,000 of expenditures for property and equipment and financing activities consisted of $21,000 of mortgage principal repayments. At March 31, 1996, the Registrant's unrestricted cash reserves were $333,000. The Registrant also has a restricted cash reserve account held by its lender, Bankers Trust. At March 31, 1996, the balance in the account was $479,000. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Registrant's properties do not generate sufficient cash flow to pay for required capital improvements and debt service payments. The Registrant expects to incur approximately $4,000,000 to $5,000,000 for capital improvements during 1996.

Approximately $2,500,000 to $3,000,000 relates to bulkhead replacement and dredging at the boat basin. In order to fund the needed capital improvements the Registrant will be required to obtain additional funds through debt financing, equity contributions, and/or sales of properties.

Based on the current operating results of the Registrant's real estate assets and in connection with the implementation of SFAS No. 121, management is in the process of reassessing the value of the Partnership's properties. As a result of this analysis, it is possible that a write-down may be taken during the second quarter of 1996 which would have a significant effect on the Registrant's consolidated financial statements.

The Registrant's $26,600,000 mortgage loan matures in February 1997, with an extension option through October 1997. The loan requires principal payments of $600,000 in September 1996 and September 1997. Prior to maturity, the Registrant will attempt to extend the due date of this loan or find replacement financing. If the loan is not refinanced or extended, or properties are not sold, the Registrant could lose these properties through foreclosure.




                                     7 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1996


Item 2.    Management's Discussion and Analysis or Plan of Operation (Continued)


Results of Operations

Three Months Ended March 31, 1996 Vs. March 31, 1995

Net loss decreased by $62,000 for the three months ended March 31, 1996, as compared to 1995, due to decreases in expenses of $136,000 and revenues of $74,000.

Revenues decreased by $74,000 because there was no income generated from hotel and restaurant operations (as all hotel and related restaurant operations were closed for business due to their seasonal nature), which was partially offset by an increase in commercial rental operating revenue. During the same period in 1995, the Registrant continued to operate one of the hotels and the restaurant in that hotel during the entire first quarter. Expenses decreased due to decreases in hotel and restaurant operating expenses which were partially offset by increases in repairs and maintenance and commercial rental expense.

The results of operations in future quarters will differ from the results of operations for the quarter ended March 31, 1996, due to the seasonal nature of the Registrant's business. Inflation and changing economic conditions, could also affect occupancy levels, rental rates and operating expenses.




                                     8 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1996


Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8K: No report on Form 8-K was filed during the period.




                                     9 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BY:   THREE WINTHROP PROPERTIES, INC.
                                    Managing General Partner




                                    BY:   /S/ Michael L. Ashner
                                          ----------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer





                                    BY:   /S/ Edward V. Williams
                                          ----------------------------
                                          Edward V. Williams
                                          Chief Financial Officer



                                    Dated:  May 13, 1996


                                    10 of 10