Form 10QSB
period 1996-06-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1996-08-12
CIK 832479

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

   X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission File Number 0-16865

                Nantucket Island Associates Limited Partnership
       (Exact name of small business issuer as specified in its charter)

             Massachusetts                          04-2948435
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

           One International Place, Boston, MA                 02110
         (Address of principal executive office)             (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___

                                    1 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB JUNE 30, 1996

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Unit Data)
                                                             June 30,     December 31,
Assets                                                         1996           1995
                                                             --------     ------------
Cash and cash equivalents                                    $    811       $    279
Restricted cash                                                   225          1,116
Accounts receivable less allowance for doubtful
   accounts of $16 (1996) and $49 (1995)                          613            359
Receivables from related parties                                   80            124
Inventories                                                       380            373
Prepaid expenses and other current assets                          98            336
                                                             --------       --------
     Total current assets                                       2,207          2,587

Property and equipment, net of accumulated depreciaton
   of $19,740 (1996) and $18,612 (1995)                        48,534         49,450
Deferred rent receivable                                          390            346
Deferred costs, net of accumulated amortization of
   $1,915 (1996) and $1,765 (1995)                              1,607          1,757
Security deposits and other restricted cash                       175            172
                                                             --------       --------
     Total assets                                            $ 52,913       $ 54,312
                                                             ========       ========
Liabilities and Partners' Equity

Accounts payable                                             $    362       $    271
Accrued expenses                                                  600            811
Advance deposits                                                2,019            247
Current maturity of long-term debt                             26,674            736
Payables to related parties                                       640             59
Accrued interest                                                  432            446
                                                             --------       --------
     Total current liabilities                                 30,727          2,570

Long-term debt                                                    225         26,279
                                                             --------       --------
     Total liabilities                                         30,952         28,849
                                                             --------       --------

Commitments and Contingency

Partners' equity:
     Limited partners equity; 785 units authorized,
         issued, and outstanding                               32,501         35,828
     General partners' (deficit)                              (10,540)       (10,365)
                                                             --------       --------
         Total partners' equity                                21,961         25,463
                                                             --------       --------
         Total liabilities and partners' equity              $ 52,913       $ 54,312
                                                             ========       ========

                See notes to consolidated financial statements.

                                    2 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB JUNE 30, 1996

Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Unit Data)                     For the Six Months Ended
                                                   June 30, 1996   June 30, 1995
                                                   -------------   -------------
Revenue:
      Hotel operations                               $    1,443      $    1,447
      Restaurant operations                                 615             742
      Commercial rental operations                        1,319           1,114
      Boat basin operations                                 365             355
                                                     ----------      ----------
          Total revenue                                   3,742           3,658
                                                     ----------      ----------
Operating expenses:
      Hotel                                                 636             655
      Restaurant                                            659             890
      Commercial rental                                     144              69
      Boat basin                                            219             141
      Other                                                 152             178
      Real estate taxes and insurance                       763             790
      General and administrative                          1,001             899
      Marketing and promotion                               402             417
      Repairs and maintenance                               561             549
      Utilities                                             271             228
      Management fees                                       198             191
      Amortization                                          150             102
      Depreciation                                        1,128           1,090
                                                     ----------      ----------
          Total operating expenses                        6,284           6,199
                                                     ----------      ----------
Loss from operations                                     (2,542)         (2,541)
                                                     ----------      ----------
Other income (expense):
      Interest income                                        19              43
      Other income                                          226             212
      Other expense                                        --               (44)
      Interest expense                                   (1,205)         (1,333)
                                                     ----------      ----------
          Total other income (expense), net                (960)         (1,122)
                                                     ----------      ----------
Net loss                                             $   (3,502)     $   (3,663)
                                                     ==========      ==========
Net loss per limited partnership unit                $(4,238.22)     $(4,433.12)
                                                     ==========      ==========

                See notes to consolidated financial statements.

                                    3 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB JUNE 30, 1996

Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Unit Data)                   For the Three Months Ended
                                               June 30, 1996       June 30, 1995
                                               -------------       -------------
  Revenue:
       Hotel operations                          $    1,443          $    1,364
       Restaurant operations                            615                 655
       Commercial rental operations                     749                 641
       Boat basin operations                            328                 315
                                                 ----------          ----------
           Total revenue                              3,135               2,975
                                                 ----------          ----------
  Operating expenses:
       Hotel                                            522                 490
       Restaurant                                       566                 694
       Commercial rental                                 86                  38
       Boat basin                                       172                  93
       Other                                            114                  99
       Real estate taxes and insurance                  504                 536
       General and administrative                       667                 569
       Marketing and promotion                          253                 285
       Repairs and maintenance                          333                 361
       Utilities                                        195                 143
       Management fees                                  126                 119
       Amortization                                      75                  40
       Depreciation                                     564                 545
                                                 ----------          ----------
           Total operating expenses                   4,177               4,012
                                                 ----------          ----------
  Loss from operations                               (1,042)             (1,037)
                                                 ----------          ----------
  Other income (expense):
       Interest income                                    7                  20
       Other income                                     192                 173
       Other expense                                   --                   (21)
       Interest expense                                (612)               (690)
                                                 ----------          ----------
           Total other income (expense), net           (413)               (518)
                                                 ----------          ----------
  Net loss                                       $   (1,455)         $   (1,555)
                                                 ==========          ==========
  Net loss per limited partnership unit          $(1,760.51)         $(1,881.53)
                                                 ==========          ==========

                See notes to consolidated financial statements.

                                    4 of 13

   NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     FORM 10 - QSB   JUNE 30, 1996

Consolidated Statement of Partners' Equity (Deficit) (Unaudited)
(In Thousands, Except Unit Data)

                             Units of
                              Limited       Limited      General
                            Partnership    Partners'    Partners'    Total
                             Interest       Equity       Deficit     Equity
                            -----------    ---------    ---------    ------
Balance - January 1, 1996       785         $35,828     $(10,365)   $25,463
Net loss                         --          (3,327)        (175)    (3,502)
                                ---         -------     --------    -------
Balance - June 30, 1996         785         $32,501     $(10,540)   $21,961
                                ===         =======     ========    =======

                See notes to consolidated financial statements

                                    5 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB JUNE 30, 1996

Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)                                          For the Six Months Ended
                                                           June 30,    June 30,
                                                             1996        1995
                                                           --------    --------
Cash Flows from Operating Activities:
Net loss                                                   $(3,502)    $(3,663)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                           1,278       1,193
Changes in assets and liabilities:
         Restricted cash                                       891          --
         Accounts receivable                                  (221)        (49)
         Provision for doubtful accounts receivable            (33)        (40)
         Receivable from related parties                        44         174
         Inventories                                            (7)       (165)
         Prepaid expenses and other current assets             238         204
         Deferred rent receivable                              (44)         --
         Security deposits and other restricted cash            (3)         96
         Accrued interest                                      (14)         (6)
         Accounts payable                                       91         461
         Accrued expenses                                     (211)       (489)
         Advance deposits                                    1,772       1,798
         Payable to related parties                            (19)        (53)
                                                           -------     -------
Net cash provided by (used in) operating activities            260        (539)
                                                           -------     -------
Cash Flows from Investing Activities:
     Expenditures for property and equipment                  (212)       (627)
                                                           -------     -------
Cash used in investing activities                             (212)       (627)
                                                           -------     -------
Cash Flows from Financing Activities:
     Loan from related party                                   600          --
     Principal payments on long-term debt                     (116)        (39)
     Refinancing costs                                          --        (270)
                                                           -------     -------
Cash used in financing activities                              484        (309)
                                                           -------     -------
Net increase (decrease) in cash and cash equivalents           532      (1,475)
Cash and cash equivalents, beginning of year                   279       2,428
                                                           -------     -------
Cash and cash equivalents, end of year                     $   811     $   953
                                                           =======     =======

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                                $ 1,219     $ 1,333
                                                           =======     =======

                See notes to consolidated financial statements.

                                    6 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB JUNE 30, 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

   The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report for the year ended December 31, 1995.

   The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

   The results of operations for the six and three months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. Related Party Transactions

   The Partnership paid a partnership administration fee of $120,000, a management fee of $25,000 and other administrative reimbursements of $50,000 to affiliates of the General Partner during the six months ended June 30, 1996.

   The General Partner loaned $600,000 to the Partnership in the second quarter of 1996. The demand note bears interest at prime plus 1% and is anticipated to be repaid from proceeds of the rights offering (see Note 5).

3. Accounting Change

   On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

                                    7 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB JUNE 30, 1996

4. Contingency

   The Partnership's $26,600,000 mortgage loan which matures in February 1997 may be extended at the Partnership's option through October 1997 if there is then no event of default under the note and a fee equal to .33% of the outstanding loan balance is paid. The loan requires principal payments of $600,000 in September 1996 and September 1997. Prior to maturity, the Partnership will attempt to extend the due date of this loan or find replacement financing. If the Partnership is unable to obtain adequate refinancing, it could be forced to sell the Property (or a portion thereof) at disadvantageous terms and conditions. The General Partner believes that, in order to maximize the value of the property to the Partnership in connection with a proposed sale, it is necessary to complete certain capital improvements (see Item 2). If the Partnership is unable to refinance or sell the property prior to maturity of the loan and is unable to meet its obligations thereunder at maturity, the lender may foreclose its mortgage on the properties.

5. Subsequent Event

   In order to fund required capital improvements, reduce the Partnership's indebtedness (including repayment of the outstanding loan to the General Partner) and increase working capital, the General Partner has determined that it is necessary to increase the Partnership's equity by means of an offering of subscription rights (the "Rights") to holders of limited partner interests (the "Unitholders") to purchase preferred partnership units. The Partnership has filed preliminary offering materials with the Securities and Exchange Commission and currently contemplates commencing the offering during the third quarter of 1996. An affiliate of the General Partner has agreed to subscribe for all preferred partnership units which are not subscribed for by the Unitholders. Accordingly, if the offering is completed, the Partnership will receive gross proceeds equal to approximately $10.5 million.

                                    8 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB JUNE 30, 1996

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

The level of liquidity based upon the Registrant's cash and cash equivalents experienced a $532,000 increase at June 30, 1996, as compared to December 31, 1995. The Registrant's $260,000 provided by operating activities, and $484,000 from financing activities was partially offset by $212,000 used for improvements to property and equipment. The Registrant's financing activities consisted of a $600,000 general partner loan and $116,000 of mortgage principal payments on long term debt. At June 30, 1996, the Registrant's unrestricted cash reserves were $811,000. The Registrant also has a restricted cash reserve account held by its lender, Bankers Trust, to be used for debt service payments. At June 30, 1996, the balance in the account was $225,000. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Registrant's properties do not generate sufficient cash flow to pay for required capital improvements and debt service payments. The General Partner loaned $600,000 to the Registrant in the second quarter of 1996 to fund the payment of real estate taxes and capital improvements. The demand note bears interest at prime plus 1% and is to be repaid from proceeds of the Rights offering (see Item I, Note 5). The Registrant expects to expend approximately $4,000,000 to $5,000,000 for capital improvements in the near future. Approximately $2,500,000 to $3,000,000 relates to bulkhead replacement and dredging at the boat basin.

The Registrant's $26,600,000 mortgage loan matures in February 1997 and may be extended, at the Registrant's option, through October 1997. The loan requires principal payments of $600,000 in September 1996 and September 1997. Prior to maturity, the Registrant will attempt to extend the due date of this loan or find replacement financing. If the Registrant is unable to obtain adequate refinancing, it could be forced to sell the Property (or a portion thereof) at disadvantageous terms and conditions. The General Partner believes that, in order to maximize the value of the property to the Registrant in connection with a proposed sale, it is necessary to complete the above mentioned capital improvements. If the Registrant is unable to refinance or sell the property prior to maturity of the loan and is unable to meet its obligations thereunder at maturity, the lender may foreclose its mortgage on the properties.

In order to fund required capital improvements, reduce the Registrant's indebtedness (including repayment of the outstanding loan to the General Partner) and increase working capital, the General Partner has determined that it is necessary to increase the Registrant's equity by means of an offering of subscription rights to the holders of limited partnership units to purchase preferred partnership units. The Registrant has filed preliminary offering materials with the Securities and Exchange Commission and currently contemplates commencing the offering during the third quarter of 1996. An affiliate of the General Partner has agreed to subscribe for all preferred partnership units which are not subscribed for by the Unitholders. Accordingly, if the offering is completed, the Registrant will receive gross proceeds from the offering equal to approximately $10.5 million. However, there can be no assurance that the offering will be completed and that the Registrant will receive the gross proceeds.

                                    9 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB JUNE 30, 1996

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

The Registrant has obtained a current appraisal which values Registrant's hotel properties at $9,850,000. In 1993, Registrant's commercial properties and the boat basin had an appraised value of approximately $29 million. Although Registrant has not obtained a more recent appraisal, it believes, based upon a discounted cash flow analysis (the same methodology as that employed in 1993), that the commercial properties have a current value of approximately $23.6 million and the boat basin has a current value of approximately $7 million. Accordingly, the book value of Registrant's properties exceeds their current value by approximately $8 million. However, based on the General Partner's analysis of current and projected future operating results and the undiscounted cash flows associated with Registrant's real estate assets, no write-down in accordance with SFAS No. 121 (see Item 1, Note 3) is required at this time.

Results of Operations

Net loss declined by $161,000 for the six months ended June 30, 1996, as compared to 1995, of which $100,000 relates to the three months ended June 30, 1996.

Revenues increased by $84,000 for the six months ended June 30, 1996 as compared to 1995, primarily due to an increase in commercial rental operating revenue of $205,000, which was partially offset by a decrease in restaurant operating revenue of $127,000. Hotel and boat basin operating revenue remained relatively constant. Commercial rental operating revenue increased due to an increase in retail and storage rents. Restaurant operating revenues decreased as the restaurants (and hotels) were closed during the quarter ended March 31, 1996. The restaurants and hotels were in operation during the quarter ended March 31, 1995.

Operating expenses increased by $85,000 for the six months ended June 30, 1996, as compared to 1995, due to increases in commercial rental operating expense of $75,000, boat basin operating expense of $78,000, utility expense of $43,000, depreciation expense of $38,000, and general and administrative expenses of $102,000. Commercial rental operating expenses increased primarily due to an increase in on-site administrative and building maintenance payroll. Boat basin operating expense increased by $78,000 primarily due to an underaccrual of fuel expense in the prior year comparative period. General and administrative expenses increased primarily due to costs associated with the offering of subscription rights to holders of limited partner interests. These increases were partially offset by decreases in restaurant operating expenses of $231,000 and hotel operating expenses of $19,000. Restaurant and hotel operating expenses declined because these businesses were closed for the quarter ended March 31, 1996.

Interest expense decreased by $128,000 for the six months ended June 30, 1996, due to a decrease in average mortgage principal balance outstanding and a reduction in interest rates.

                                    10 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB JUNE 30, 1996

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

The results of operations in future quarters will differ from the results of operations for the quarter ended June 30, 1996, due to the seasonal nature of the Registrant's business. Inflation and changing economic conditions, could also affect occupancy levels, rental rates and operating expenses.

                                    11 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB JUNE 30, 1996

Part II - Other Information

Item 2   Changes in Securities

         See Part I. Item 1, Financial Statements, Note 5, for information with respect to the prospective offering by the Registrant of preferred partnership units.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             27. Financial Data Schedule

         (b) Reports of Form 8-K

             No Reports of Form 8-K were filed during the three months ended June 30, 1996.

                                    12 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB JUNE 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BY: THREE WINTHROP PROPERTIES, INC.
                                           Managing General Partner

                                       BY: /s/ Michael L. Ashner
                                           Michael L. Ashner
                                           Chief Executive Officer

                                       BY: /s/ Edward V. Williams
                                           Edward V. Williams
                                           Chief Financial Officer

                                       Dated: August 9, 1996

                                    13 of 13