Form 10QSB
period 1996-09-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1996-11-14
CIK 832479

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number 0-16865

                Nantucket Island Associates Limited Partnership
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Massachusetts                                04-2948435
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

  One International Place, Boston, MA                           02110
---------------------------------------                       ----------
(Address of principal executive office)                       (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X      No
                                                  -----      -----

                                    1 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)

(In Thousands, Except Unit Data)
                                                          September 30,     December 31,
Assets                                                        1996              1995
                                                           -----------      -----------
Cash and cash equivalents                                  $       853      $       279
Restricted cash                                                  2,326            1,116
Accounts receivable less allowance for doubtful
   accounts of $13 (1996) and $49 (1995)                           675              359
Receivables from related parties                                    74              124
Inventories                                                        304              373
Prepaid expenses and other current assets                          517              336
                                                           -----------      -----------

     Total current assets                                        4,749            2,587

Property and equipment, net of accumulated depreciaton
   of $20,304 (1996) and $18,612 (1995)                         48,210           49,450

Deferred rent receivable                                           389              346
Deferred costs, net of accumulated amortization of
   $1,990 (1996) and $1,765 (1995)                               1,532            1,757
Security deposits and other restricted cash                        177              172
                                                           -----------      -----------

     Total assets                                          $    55,057      $    54,312
                                                           ===========      ===========

Liabilities and Partners' Equity

Accounts payable                                           $       280      $       271
Accrued expenses                                                   694              811
Advance deposits                                                   346              247
Current maturity of long-term debt                              26,668              736
Payables to related parties                                        624               59
Accrued interest                                                   429              446
                                                           -----------      -----------

     Total current liabilities                                  29,041            2,570


Long-term debt                                                     209           26,279
                                                           -----------      -----------

     Total liabilities                                          29,250           28,849
                                                           -----------      -----------

Commitments and Contingency

Partners' equity:
     Limited partners equity; 785 units authorized,
         issued, and outstanding                                36,155           35,828

     General partners' (deficit)                               (10,348)         (10,365)
                                                           -----------      -----------
         Total partners' equity                                 25,807           25,463
                                                           -----------      -----------

         Total liabilities and partners' equity            $    55,057      $    54,312
                                                           ===========      ===========

                See notes to consolidated financial statements.

                                    2 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 1996

Consolidated Statements of Operations  (Unaudited)

(In Thousands, Except Unit Data)                 For the Nine Months Ended
                                              September 30,    September 30,
                                                   1996             1995
                                               -----------      -----------
Revenue:

     Hotel operations                          $     5,772      $     5,831
     Restaurant operations                           1,724            2,003
     Commercial rental operations                    3,109            2,819
     Boat basin operations                           2,387            2,519
                                               -----------      -----------

         Total revenue                              12,992           13,172
                                               -----------      -----------

Operating expenses:

     Hotel                                           1,480            1,468
     Restaurant                                      1,560            2,093
     Commercial rental                                 244              112
     Boat basin                                        817              843
     Other                                             311              389
     Real estate taxes and insurance                 1,031            1,044
     General and administrative                      1,667            1,660
     Marketing and promotion                           564              689
     Repairs and maintenance                           828              871
     Utilities                                         466              435
     Management fees                                   452              450
     Amortization                                      225              183
     Depreciation                                    1,692            1,636
                                               -----------      -----------

         Total operating expenses                   11,337           11,873
                                               -----------      -----------

Income from operations                               1,655            1,299
                                               -----------      -----------

Other income (expense):
     Interest income                                    44               70
     Other income                                      674              687
     Other expense                                    (182)             (51)
     Interest expense                               (1,847)          (1,964)

                                               -----------      -----------

         Total other income (expense), net          (1,311)          (1,258)
                                               -----------      -----------

Net income                                     $       344      $        41
                                               ===========      ===========

Net income allocated to general partner        $        17      $         2

Net income allocated to limited partners               327               39
                                               -----------      -----------

                                               $       344      $        41
                                               ===========      ===========

Net income per limited partnership unit        $    416.56      $     49.68
                                               ===========      ===========

                See notes to consolidated financial statements.

                                    3 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 1996

Consolidated Statements of Operations  (Unaudited)

(In Thousands, Except Unit Data)
                                               For the Three Months Ended
                                             September 30,    September 30,
                                                  1996             1995
                                              -----------      -----------
Revenue:

     Hotel operations                          $     4,329      $     4,384
     Restaurant operations                           1,109            1,261
     Commercial rental operations                    1,790            1,705
     Boat basin operations                           2,022            2,164
                                               -----------      -----------

         Total revenue                               9,250            9,514
                                               -----------      -----------

Operating expenses:

     Hotel                                             844              813

     Restaurant                                        901            1,203
     Commercial rental                                 100               43
     Boat basin                                        598              702
     Other                                             159              211
     Real estate taxes and insurance                   268              254
     General and administrative                        666              761
     Marketing and promotion                           162              272
     Repairs and maintenance                           267              322
     Utilities                                         195              207
     Management fees                                   254              259
     Amortization                                       75               81
     Depreciation                                      564              546
                                               -----------      -----------

         Total operating expenses                    5,053            5,674
                                               -----------      -----------

Income from operations                               4,197            3,840
                                               -----------      -----------

Other income (expense):
     Interest income                                    25               27
     Other income                                      448              475
     Other expense                                    (182)              (7)
     Interest expense                                 (642)            (631)
                                               -----------      -----------

         Total other income (expense), net            (351)            (136)
                                               -----------      -----------

Net income                                     $     3,846      $     3,704
                                               ===========      ===========

Net income allocated to general partner        $       192      $       185

Net income allocated to limited partner              3,654            3,519
                                               -----------      -----------

                                               $     3,846      $     3,704
                                               ===========      ===========

Net income per limited partnership unit        $  4,654.78      $  4,482.80
                                               ===========      ===========

                See notes to consolidated financial statements.

                                    4 of 13

               NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1996

Consolidated Statement of Partners' Equity (Deficit) (Unaudited)

(In Thousands, Except Unit Data)

                                Units of
                                 Limited       Limited        General
                               Partnership    Partners'      Partners'        Total
                                 Interest       Equity        Deficit        Equity
                                 ---------     ---------     ---------      ---------
Balance - January 1, 1996              785     $  35,828     $ (10,365)     $  25,463

Net income                              --           327            17            344
                                 ---------     ---------     ---------      ---------

Balance - September 30, 1996           785     $  36,155     $ (10,348)     $  25,807
                                 =========     =========     =========      =========

                 See notes to consolidated financial statements

                                    5 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 1996

Consolidated Statements of Cash Flows  (Unaudited)

(In Thousands)
                                                        For the Nine Months Ended
                                                       September 30,  September 30,
                                                            1996          1995
                                                         ---------      ---------
Cash Flows from Operating Activities:

Net income                                               $     344      $      41
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                           1,917          1,818

Changes in assets and liabilities:

         Restricted cash                                    (1,210)        (1,861)
         Accounts receivable                                  (280)          (184)
         Provision for doubtful accounts receivable            (36)           (35)
         Receivable from related parties                        50            213
         Inventories                                            69           (168)
         Prepaid expenses and other current assets            (181)          (169)
         Deferred rent receivable                              (43)            99
         Security deposits and other restricted cash            (5)            (6)
         Accrued interest                                      (17)           191
         Accounts payable                                        9           (152)
         Accrued expenses                                     (117)          (621)
         Advance deposits                                       99            284
         Payable to related parties                            (35)           (53)
                                                         ---------      ---------

Net cash provided by (used in) operating activities            564           (603)
                                                         ---------      ---------

Cash Flows from Investing Activities:

     Expenditures for property and equipment                  (452)          (881)
                                                         ---------      ---------

Cash used in investing activities                             (452)          (881)
                                                         ---------      ---------

Cash Flows from Financing Activities:

     Loan from related party                                   600             --

     Principal payments on long-term debt                     (138)           (59)
     Refinancing costs                                          --           (270)
                                                         ---------      ---------

Net cash provided by (used in) financing activities            462           (329)
                                                         ---------      ---------

Net increase (decrease) in cash and cash equivalents           574         (1,813)

Cash and cash equivalents, beginning of period                 279          2,428
                                                         ---------      ---------

Cash and cash equivalents, end of period                 $     853      $     615
                                                         =========      =========

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                              $   1,838      $   1,773
                                                         =========      =========

                See notes to consolidated financial statements.

                                    6 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1996

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report for the year ended December 31, 1995.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

         The results of operations for the nine and three months ended September 30, 1996 and 1995 are not indicative of the results to be expected for the full year.

2.       Related Party Transactions

         The Partnership paid a partnership administration fee of $179,000, a management fee of $62,000 and other administrative reimbursements of $96,000 to affiliates of the General Partner during the nine months ended September 30, 1996.

         The Partnership has accrued approximately $24,000 in interest expense on the $600,000 loan the General Partner made in the second quarter of 1996. The loan bears interest at prime plus 1%. See Note 5.

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

                                    7 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1996

4.       Contingency

         The Partnership's $26,600,000 mortgage loan which matures in February 1997 may be extended at the Partnership's option through October 1997 if there is then no event of default under the note and a fee equal to .33% of the outstanding loan balance is paid. The loan requires a principal payment of $600,000 in September 1997. Prior to maturity, the Partnership will attempt to extend the due date of this loan or find replacement financing. If the Partnership is unable to obtain adequate refinancing, or extent the existing loan, it could be forced to sell the Property (or a portion thereof) at disadvantageous terms and conditions. There can be no assurance, however, that the properties could be sold; in which case, the lender could foreclose its mortgage on the properties.

5.       Partners Equity

         In order to fund required capital improvements, reduce the Partnership's indebtedness (including repayment of the outstanding loan to the General Partner) and increase working capital, the General Partner determined that it was necessary to increase the Partnership's equity by means of an offering of subscription rights (the "Rights") to holders of limited partner interests (the "Unitholders") to purchase preferred partnership units. The Partnership filed offering materials with the Securities and Exchange Commission and commenced the offering during the third quarter of 1996. An affiliate of the General Partner (the "Affiliate") has agreed to subscribe for all preferred partnership units which are not subscribed for by the Unitholders. The Partnership expects to receive gross proceeds equal to approximately $10.5 million from this offering. As of November 8, 1996, the expiration date of the offering, 84.5 Rights (at a cost of $13,333 per Right) had been subscribed by the Unitholders, (other than the Affiliate). In addition, Unitholders agreed to acquire an additional 48.25 unsubscribed for Rights. Accordingly, pursuant to the terms of the offer, the Affiliate will acquire 652.25 Rights.


                                    8 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1996


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

The level of liquidity based upon the Registrant's cash and cash equivalents experienced a $574,000 increase at September 30, 1996, as compared to December 31, 1995. The Registrant's $564,000 provided by operating activities and $462,000 provided by financing activities was partially offset by $452,000 used for improvements to property and equipment. The Registrant's financing activities consisted of the receipt of a $600,000 general partner loan and $138,000 of mortgage principal payments on long term debt. At September 30, 1996, the Registrant's unrestricted cash reserves were $853,000. The Registrant also has a restricted cash reserve account held by its lender, Bankers Trust, to be used for debt service payments. At September 30, 1996, the balance in the account was $2,326,000. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Registrant's properties do not generate sufficient cash flow to pay for required capital improvements and debt service payments. The General Partner loaned $600,000 to the Registrant in the second quarter of 1996 to fund the payment of real estate taxes and capital improvements. The demand note bears interest at prime plus 1% and is to be repaid from proceeds of the offering (see Item I, Note 5). The Registrant expects to expend approximately $4,000,000 to $5,000,000 of the offering proceeds for capital improvements in the near future. Approximately $2,500,000 to $3,000,000 relates to bulkhead replacement and dredging at the boat basin.

The Registrant's $26,600,000 mortgage loan matures in February 1997 and may be extended, at the Registrant's option, through October 1997. The loan requires a principal payment of $600,000 in September 1997. Prior to maturity, the Registrant will attempt to extend the due date of this loan or find replacement financing. If the Registrant is unable to obtain adequate refinancing, or extend the existing loan, it could be forced to sell the property (or a portion thereof) at disadvantageous terms and conditions. There can be no assurance, however, that the properties could be sold, in which case, the lender may foreclose its mortgage on the properties.


                                    9 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1996



Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)


In order to fund required capital improvements, reduce the Registrant's indebtedness (including repayment of the outstanding loan to the General Partner) and increase working capital, the General Partner determined that it was necessary to increase the Registrant's equity by means of an offering of subscription rights to the holders of limited partnership units to purchase preferred partnership units. The Registrant filed offering materials with the Securities and Exchange Commission and commenced the offering during the third quarter of 1996. An Affiliate has agreed to subscribe for all preferred partnership units which are not subscribed for by the Unitholders. The Registrant expects to receive gross proceeds of approximately $10.5 million from this offering. As of November 8, 1996, the expiration date of the offering, 84.5 Rights (at a cost of $13,333 per Right) had been subscribed by the Unitholders (other than the Affiliate). In addition, Unitholders agreed to acquire an additional 48.25 unsubscribed for Rights. Accordingly, pursuant to the terms of the offer, the Affiliate will acquire 652.25 Rights.


The Registrant has obtained a current appraisal which values Registrant's hotel properties at $9,850,000. In 1993, Registrant's commercial properties and the boat basin had an appraised value of approximately $29 million. Although Registrant has not obtained a more recent appraisal, it believes, based upon a discounted cash flow analysis (the same methodology as that employed in 1993), that the commercial properties have a current value of approximately $23.6 million and the boat basin has a current value of approximately $7 million. Accordingly, the book value of Registrant's properties exceeds their current value by approximately $8 million. However, based on the General Partner's analysis of current and projected future operating results and the undiscounted cash flows associated with the Registrant's real estate assets, no write-down in accordance with SFAS No. 121 (see Item 1, Note 3) is required at this time.

Results of Operations

Net income increased by $303,000 for the nine months ended September 30, 1996, as compared to 1995, of which $142,000 relates to the three months ended September 30, 1996.

Revenues decreased by $180,000 for the nine months ended September 30, 1996, as compared to 1995, due to decreases in restaurant operations of $279,000, boat basin operations of $132,000 and hotel operations of $59,000, which were partially offset by an increase in commercial rental operations of $290,000. Restaurant and hotel operating revenues decreased as the restaurants and hotels were closed during the quarter ended March 31, 1996 and were in operation during the quarter ended March 31, 1995. Boat basin operating revenue decreased due to the inclement weather during the summer of 1996. Commercial rental operating revenue increased due to an increase in retail and storage rents.


                                    10 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1996


Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)


Operating expenses decreased by $536,000 for the nine months ended September 30, 1996, as compared to 1995, due to decreases in restaurant operating expenses of $533,000, other expense of $78,000 and marketing and promotion expense of $125,000, which were partially offset by an increase in commercial rental operating expense of $132,000. Restaurant operating expense declined due to the restaurants being closed for the quarter ended March 31, 1996 in addition to decreases in payroll and related costs. Other operating expense declined primarily due to the closing of the gift shop and a delicatessen. Marketing and promotion expenses decreased due to a change in the managing agent's reservation fee structure. Commercial rental operating expenses increased primarily due to an increase in on-site administrative and building maintenance payroll.

Other non-operating expense increased by $131,000 due to costs associated with the offering of subscription rights to holders of limited partner interests.

Interest expense decreased by $117,000 for the nine months ended September 30, 1996, due to a decrease in average mortgage principal balance outstanding and a reduction in interest rates.

The results of operations in future quarters will differ from the results of operations for the quarter ended September 30, 1996, due to the seasonal nature of the Registrant's business. Inflation and changing economic conditions, could also affect occupancy levels, rental rates and operating expenses.


                                    11 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1996


Part II - Other Information

Item 2          Changes in Securities

                See Part I. Item 1, Financial Statements, Note 5, for information with respect to the offering by the Registrant of preferred partnership units.

Item 6.         Exhibits and Reports on Form 8-K.

                (a)    Exhibits

                       27.    Financial Data Schedule

                (b)    Reports of Form 8-K

                       No Reports of Form 8-K were filed during the nine months ended September 30, 1996, however, on October 4, 1996, a current report on Form 8-K was filed with respect to the Registrant's change of independent auditors.


                                    12 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BY:    THREE WINTHROP PROPERTIES, INC.
                                          -------------------------------
                                          Managing General Partner


                                   BY:    /s/ Michael L. Ashner
                                          -------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer


                                   BY:    /s/ Edward V. Williams
                                          -------------------------------
                                          Edward V. Williams
                                          Chief Financial Officer


                                          Dated: November 14, 1996


                                    13 of 13