Form 10KSB40
period 1996-12-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1997-03-31
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)

                       of Securities Exchange Act of 1934

                                                Commission File
For the fiscal year ended December 31, 1996      Number  0-16865

                NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
       (exact name of small business issuer as specified in its charter)

        Massachusetts                                04-2948435
   (State of organization)               (IRS Employer Identification No.)

One International Place, Boston, Massachusetts                    02110
   (Address of principal executive offices)                    (Zip  Code)

Registrant's telephone number including area code: (617) 330-8600

Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                   Units of Limited Partnership Interest and

                Preferred Units of Limited Partnership Interest

                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

                                               Cover Page Continued on Next Page

                                                               Cover page 2 of 2

Registrant's revenues for its most recent fiscal year were $15,755,000

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB                Document
 In Which Document is                  --------
     Incorporated
-----------------------
PART I                                 The Confidential Memorandum of Nantucket
                                       Island Associates Limited Partnership,
                                       dated March 9, 1987, included as Exhibit
                                       28(c) to the Registration Statement on
                                       Form 10 filed on April 29, 1988.

                                       Amendment No. 1 to the Registrant's
                                       Registration Statement on Form S-3
                                       (Registration No. 22-07571), as
                                       filed with the Securities and Exchange
                                       Commission on September 20, 1996.

Transitional Small Business Disclosure Format:  Yes ___  No  X

                                     PART I

Item 1.  Description of Business.

Development

         Nantucket Island Associates Limited Partnership (the "Registrant") was organized on December 17, 1986, under the laws of Delaware for the purpose of owning a 99.98% beneficial interest in Sherburne Associates ("Sherburne"), a Massachusetts general partnership that owns and operates a portfolio of properties located on Nantucket Island, Massachusetts. This portfolio includes two hotels (the Harbor House and White Elephant Hotel), 24 rental units located in the Wharf Cottages, 48 retail buildings, the Nantucket Boat Basin (accommodating approximately 250 yachts) and employee housing for approximately 150 persons (collectively, the "Properties"). The interest in Sherburne is held through a 99.99% general partnership interest in NIA Operating Associates Limited Partnership, a Massachusetts limited partnership ("NIA") which owns a 99.99% general partnership interest in Sherburne. The general partner of the Registrant is Three Winthrop Properties, Inc., a Massachusetts corporation ("Three Winthrop" or the "General Partner") (see "Change in Control").

         The Registrant was initially capitalized with contributions totaling

$100.00 from the original general partners. As of June 30, 1987, the Registrant had raised a total of $62.8 million in capital contributions through an offering (the "Offering") of 785 Units of limited partnership interests (the "Units") in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended. As of June 30, 1987, all of the 785 Units had been sold to 784 investor limited partners (the "Limited Partners"). Of the $62.8 million, approximately $44.6 million was paid in cash upon admission of the Limited Partners. The balance was financed by promissory notes (the "LP Notes") payable in two installments, the last of which was paid in full as of March 1, 1989.

         In order to fund required capital improvements, reduce the Registrant's indebtedness (including repayment of the outstanding loan to the General Partner) and increase working capital, the General Partner determined that it was necessary to increase the Registrant's equity by means of an offering of subscription rights (the "Rights") to Limited Partners to purchase preferred partnership interests (the "Preferred Units"). The Registrant filed offering materials with the Securities and Exchange Commission and commenced the offering during the third quarter of 1996. An affiliate of the General Partner (the "Affiliate") agreed to subscribe for all preferred partnership units which were not subscribed for by Limited Partners. As a result of the offering, the Registrant received approximately $10,466,000 in net proceeds from this offering. In connection with the offering, the Affiliate acquired 652.25 Rights.

         Profits and losses of the Registrant from normal operations had been allocated 95% to the Limited Partners, 4% to Three Winthrop and 1% to Winthrop Financial Associates ("WFA") through December 31, 1993. From January 1, 1994 through November 8, 1996, profits and losses of the Registrant from normal operations had been allocated 95% to the Limited Partners and 5% to Three Winthrop. In connection with the Rights offering, however, the Agreement of Limited Partnership of the Registrant was amended and restated to provide for, among other things, (i) losses to be allocated 5% to the general partners and 95% to the limited partners (including the holders of Preferred Units) in proportion to and to the extent of their positive capital account balances, (ii) a cumulative preferred annual return of 8% per Preferred Unit which is to be paid out of available cash flow, and (iii) a priority distribution to holders of Preferred Units from net proceeds from a capital transaction or upon liquidation of Registrant (which distribution is prior to any distributions on account of non-preferred limited partnership interests and to the general partner) equal to 250% of the initial capital invested by such holders for each Preferred Unit. For additional information with respect to the Rights offering and the amendments to the Registrant's partnership agreement effected thereby, reference is made to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (Registration No. 33-07571), as filed with the Securities and Exchange Commission on September 20, 1996.

         The Registrant acquired its interest in Sherburne in December 1986 from unrelated third parties ("Sellers"). The purchase price was approximately $50.6 million, of which approximately $31.1 million was paid in cash, approximately $8.4 million was paid by the issuance of a promissory note from the Registrant to an affiliate of the Sellers and the remaining approximately $11.1 million was paid by the assumption of certain mortgages and other debts of Sherburne Associates. The Registrant remains obligated to make a contingent purchase price payment to the Sellers upon the sale or refinancing of the properties dependent upon the ultimate proceeds realized. See "Item 7, Financial Statements - Note 7."

         The Registrant's sole business is to own and operate the Properties through its interest in Sherburne, with a view toward preserving and protecting partnership capital and increasing capital appreciation and cash distributions until such time, if any, that a sale of all or any portion of the Properties appears to be advantageous to the Registrant. See "Item 2, Description of Properties" for information with respect to the Properties.

Employees

         None of the Registrant, NIA nor Sherburne has employees. Services are performed for the Registrant, NIA and Sherburne by their respective general partners and the agents retained by them. Winthrop Management, an affiliate of WFA, oversees the direct day-to-day management of the Registrant's commercial properties. Management of the hotels, the Wharf Cottages and the Boat Basin is performed by Interstate Hotels Corporation, which is not affiliated with WFA.

Partnership Agreement Amendment

         In August 1995, the General Partner amended the Registrant's partnership agreement to clarify and remove certain ambiguities pertaining to the requirements for calling and voting at a meeting of limited partners, or taking action by written consent of partners in lieu thereof. Such requirements include, among other matters, that any action by written consent may be initiated only by the General Partner or by one or more Limited Partners holding not less than 10% of the outstanding Units. In addition, in connection with the Rights offering discussed above, the Registrant's partnership agreement was substantially amended. The Registrant's partnership agreement was further amended as discussed above in connection with the Rights offering.

Change in Control

         Through December 31, 1993, the general partners of the Registrant were Winthrop Financial Associates, A Limited Partnership, a Maryland public limited partnership ("WFA") and Three Winthrop. Three Winthrop is wholly-owned by First Winthrop Corporation ("First Winthrop"), which is wholly owned by WFA.

Collectively, WFA and Three Winthrop are referred to as the "Original General Partners." The general partner of WFA is Linnaeus Associates Limited Partnership ("Linnaeus"), a Maryland limited partnership. On December 31, 1993, WFA transferred and assigned all of its rights, title and interest in and to its general partner interest to Three Winthrop. WFA subsequently withdrew as a partner of the Registrant and Three Winthrop elected to continue the business of the Registrant as its sole general partner.

         Until December 22, 1994, Arthur J. Halleran, Jr. was the sole general partner of Linnaeus. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco were held by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty-five percent (35%) limited partnership interest. As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partner. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers and directors. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

Item 2.  Description of Properties.

         The Registrant does not own any property other than its general partnership interest in Sherburne. The following sets forth certain information with respect to the Properties.

         Sherburne operates the Properties using four different operating units relating to the Nantucket hotel and leisure industry: hotel, hotel restaurant, boat basin and commercial rental properties. The hotels consist of the Harbor House Hotel, the White Elephant Hotel and the Wharf Cottages, as well as related employee housing; the hotel restaurants consist of the Regatta and Hearth restaurants located within the White Elephant and Harbor House hotels, respectively; the boat basin (the "Boat Basin") consists of the Nantucket Boat Basin dockage activity; and the commercial rental (the "Commercial Rental") consists of the properties leased to retail, restaurant and other tenants.

         The following tables set forth the acquisition date, use, either the number of units or rooms or total rentable square feet, and original purchase price for the Properties:

                                              Units/Rooms/
                                Acquisition   Square Feet/      Acquisition

Property Name                   Date          Dock Slips        Cost
-------------                   -----------   ------------      -----------
Harbor House Hotel                 12/86           112          $ 7,397,720
White Elephant Hotel               12/86            82            5,403,876
Wharf Cottage                      12/86            24            6,544,280
Nantucket Boat Basin               12/86           242            6,544,280
Commercial Rental                  12/86        80,419           24,734,844

         Sherburne's business is highly seasonal, being dependent in large part upon the level of tourism on Nantucket Island. During the winter, the level of tourism on Nantucket drops substantially and, accordingly, portions of the Properties are operated only on a seasonal basis. The tourist industry on Nantucket is highly competitive. The various commercial properties owned by Sherburne Associates face different types and levels of competition. While there are more than 150 hotels, inns, motels and guest houses on Nantucket Island, the General Partner believes that, based on comparable rates, location, amenities and size, the two hotels owned by Sherburne compete directly with only two other hotels on Nantucket Island.

         The following table sets forth the average annual occupancy rate and, as applicable, either the monthly per unit, the daily average room rate, the monthly average dock slip rental rate or the average monthly per square foot rate at the Registrant's properties for the years ended December 31, 1996 and 1995:

                                                        Average Occupancy
                           Average Rate                        Rate
                          ---------------               -----------------
                          1996       1995               1996         1995
                          ----       ----               ----         ----

Harbor House Hotel(1)      $228      $205               36.6%        41.8%
White Elephant Hotel(1)    $228      $205               36.6%        41.8%
Wharf Cottage(1)           $228      $205               36.6%        41.8%
Nantucket Boat Basin       N/A       N/A                 N/A         N/A
Commercial Rental          $41.68    $37.65              100%         100%

(1) Represents the collective average rate and occupancy at The Harbor House Hotel, White Elephant Hotel and Wharf Cottage.

         The mortgage loan encumbering Sherburne's properties was refinanced in February 1997. The new $23,600,000 floating rate note adjusts annually, depending on debt service coverage, to a rate between LIBOR plus 3.25% and LIBOR plus 3.75%. The current rate on the loan is LIBOR plus 3.5% (approximately 9%). As a condition to the loan, Sherburne purchased interest rate protection in the form of an interest rate "Collar" arrangement. The Collar arrangement effectively eliminates Sherburne's exposure to any increase in the LIBOR rate above 7% and caps Sherburne's benefit from any decrease in the LIBOR rate below 5%. The loan requires monthly payments of interest and principal based on a 20 year amortization schedule and matures in February 2000 with a balloon payment of approximately $22,343,000. The Registrant has two one year options to extend the loan. The loan documents prohibit Sherburne from making any distributions to its partners except in certain instances. See "Item 6, Management's Discussion and Analysis or Plan of Operation". The Registrant paid approximately $675,000 in fees and expenses, including the cost of the interest rate Collar. The loan agreement also provides for an additional $600,000 draw down to be used for the construction of four new cottages (containing 12 guest rooms) at the White Elephant Hotel. As a condition to the making of this loan, the Registrant was required to unconditionally guaranty the payment of all amounts due under the loan and WFA was required to unconditionally guaranty the payment of 25% of the principal amount of the loan.

         The following table sets forth certain information concerning lease expirations at the Commercial Rental (assuming no renewals for the period from January 1, 1997 through December 31, 2006):

                          Aggregate SF    Annualized        Percentage
        Number of         Covered by      Rental for        of Total
        Tenants Whose     Expiring        Leases            Annualized
        Leases Expire     Leases          Expiring          Rental
        -------------     ------------    ----------        ----------
1997         28             11,459        $  565,769          18.59%
1998         31             30,933         1,329,378          51.11%
1999         13             10,494           768,917          59.22%
2000          6              5,423           201,572          38.91%
2001          2              5,850           206,300          67.64%
2002          -                -                -                -
2003          -                -                -                -
2004          1              2,000            84,500          30.62%
2005          -                -                -                -
2006          -                -                -                -

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Partnership's properties taken as a whole as of December 31, 1996:

       Gross
      Carrying       Accumulated                             Federal
       Value         Depreciation      Rate       Method     Tax Basis
      --------       ------------      ----       ------     ---------
    $69,021,000      $20,906,000       Var.        S/L      $42,102,000

         The following table sets forth the realty tax rate and realty taxes paid for each Property in 1996:

Property                     Tax Rate                  Taxes Paid
--------                     --------                  ----------
Harbor House Hotel           6.74 and 12.74/1000        $ 80,375
White Elephant Hotel         6.74 and 12.74/1000          51,104

Wharf Cottage                12.58/1000                   13,000
Nantucket Boat Basin         12.58/1000                   22,197
Commercial Rental            12.58/1000                  483,292

         The Registrant believes that its Properties are adequately insured.

         For information with respect to capital improvements performed at the Properties in 1996 and anticipated capital improvements in 1997, see "Item 6, Management's Discussion and Analysis or Plan of Operation."

         In addition to the Capital Improvement Program and ongoing capital improvements, during the last five years certain renovations have been required as a result of damage caused by natural disasters.

         During the formation of the Registrant an engineering study was performed which revealed that petroleum hydrocarbon products had leaked out of five separate portions of the Properties (the "sites"). Under applicable Massachusetts law, the owner of the property on which such hazardous wastes have been released is responsible for the entire cost of cleaning up such wastes. In connection with the Registrant's acquisition of Sherburne, the Sellers agreed to indemnify the Registrant for one-half of the costs of an environmental cleanup of the Properties, up to an aggregate payment by the Sellers of $1.25 million. As of December 31, 1996, Sherburne Associates' cumulative share of the environmental cleanup totaled approximately $91,000. These costs included removal of old gasoline tanks, installation of monitoring wells and installation of recovery wells, as well as professional fees paid to engineers who analyzed the potential future costs of cleaning up the Properties and who also served as representatives of the Registrant in discussions with Massachusetts environmental officials.

         Two of the five sites have been deleted from the Department of Environmental Protection's ("DEP") active files, one site has been closed with a waiver completion statement and the remaining two sites are waivered sites which are currently the subject of risk assessments which, when completed, will outline the actions required to close the sites, either through waiver completion statements or through deed restrictions. Waivered sites allow the Registrant to proceed with evaluations and action under the supervision of the consultant of record and without direct involvement of DEP.

Item 3.  Legal Proceedings.

         To the best of the General Partner's knowledge, there are no material pending legal proceedings to which the Registrant is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.


         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no established trading market for the Units. As of March 1, 1997, there were 803 holders of 785 outstanding limited partnership units (the "Units") and 78 holders of 785 outstanding preferred limited partnership interests (the "Preferred Units"). In addition, the Registrant's partnership agreement places significant restrictions on the rights of Limited Partners to transfer or assign their interests in the Registrant. Accordingly, transfers of Units and Preferred Units are infrequent and occur only through private transactions.

         For information as to allocations of profit and loss and distributions to the holders of Units and Preferred Units see Item 1, "Description of Business."

         There are no restrictions on the Registrant's present or future ability to make distributions to its partners. However, pursuant to the new loan documents, Sherburne is prohibited from making distributions to its partners except in limited circumstances. In light of the extensive capital improvement project ongoing at the Properties, no distributions were paid or accrued for 1996 or 1995. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to Registrant's future distributions.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

         The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The seasonal nature of the Registrant's business results in the Registrant having to supplement deficiencies in its cash flows with its reserves during the first, second and fourth quarters of each year.

         The level of liquidity based upon the Registrant's cash and equivalents experienced a $10,117,000 increase at December 31, 1996, as compared to December 31, 1995. The Registrant's $9,498,000 provided by financing activities and $1,578,000 provided by operating activities was partially offset by $959,000 used for improvements to property and equipment. The Registrant's financing activities consisted of $10,466,000 of capital contributions received from the offering of subscription rights for preferred limited partnership units which was partially offset by syndication costs of $208,000 and principal payments of $760,000 on long-term debt. Cash from operating activities increased primarily due to improved operations.

         In order to fund required capital improvements, reduce the Registrant's indebtedness (including repayment of an outstanding loan to the General Partner) and increase working capital, the General Partner determined that it was necessary to increase the Registrant's equity by means of an offering of subscription rights (the "Rights") to holders of limited partner interests (the "Unitholders") to purchase preferred partnership units (the "Preferred Units"). The Registrant filed offering materials with the Securities and Exchange Commission and commenced the offering during the third quarter of 1996. An affiliate of the General Partner (the "Affiliate") agreed to subscribe for all Preferred Units which were not subscribed for by the Unitholders. As of November 8, 1996, the expiration date of the offering, 132.75 Rights (at a cost of $13,333 per Right) were subscribed for by the Unitholders (other than the Affiliate). Accordingly, pursuant to the terms of the offer, the Affiliate acquired 652.25 Rights. The Registrant received gross proceeds of approximately $10,466,000 from the sale of the Preferred Units.

         The Registrant incurred approximately $959,000 during 1996 in connection with the initiation of an extensive capital improvements program. This program includes bulkhead improvements, refurbishing hotel guest rooms at the Breakers and the Wharf Cottages; exterior painting of the Wharf Cottages; employee housing roof repairs; awning replacement; renovations of the hotel restaurants, lounges and meeting rooms; and minor improvements to the commercial properties. An additional $5,500,000 is expected to be incurred during 1997 in connection with this program. The cost of these capital improvements will be financed from the offering proceeds. The two year capital bulkhead project consists of installing a new steel bulkhead along approximately 780 linear feet of the Boat Basin, along with the replacement of both the north and south wave screens which act as wave barriers for the Boat Basin. The Registrant is currently evaluating the necessity of dredging limited portions of the Boat Basin prior to the 1998 season. The Registrant is aware of significant structural damage caused to a free standing building during 1991 and 1992 storms. An evaluation of repairs so that the building can be occupied is underway.

         The General Partner loaned $600,000 to the Registrant in the second quarter of 1996 to fund the payment of real estate taxes and capital improvements. The demand note bore interest at prime plus 1%. In the fourth quarter of 1996, the loan was repaid from proceeds from the offering.

         The Registrant's $26,000,000 mortgage note, which was scheduled to mature on February 28, 1997, was refinanced in February 1997. The new $23,600,000 floating rate note adjusts annually, depending on debt service coverage, to a rate between LIBOR plus 3.25% and LIBOR plus 3.75%. The current rate is LIBOR plus 3.5%. The loan requires monthly payments of interest and principal based on a 20 year amortization schedule and matures in February 2000 with a balloon payment of approximately $22,343,000. The Partnership has two one year options to extend the debt. The Partnership paid approximately $675,000 in fees and expenses, including the purchase of an interest rate collar. The loan agreement also provides for an additional $600,000 draw down to be used for the construction of four new cottages (containing twelve guest rooms) at the White Elephant Hotel. It is anticipated that construction, which is still subject to government and regulatory approval, will be completed, if at all, prior to the summer of 1998.

         Pursuant to the terms of the new loan documents, Sherburne is prohibited from making any distributions to its partners

(including the Registrant) except for distributions by Sherburne to the Registrant from funds from operations of such amounts necessary to pay the Registrant's administrative fees, expenses and reimbursements as well as the General Partner's legal fees associated with Sherburne's properties. Upon a sale of a property which is approved by the lender, Sherburne is permitted to distribute to its partners up to 25% of the net proceeds of such sale over an agreed upon release price for such property. In addition, such a distribution is contingent upon the satisfaction of other conditions including the maintenance of a specified loan to value ratio. As a result of the restrictions set forth in the loan agreement, the expansive capital improvement program instituted at the properties and the preferred return to be paid to the Preferred Unitholders, it is not expected that any distributions will be made to unitholders in the foreseeable future.

         The Registrant has obtained a current appraisal which values Registrant's hotel properties at $9,850,000. In 1993, Registrant's commercial properties and the boat basin had an appraised value of approximately $29 million. Although Registrant has not obtained a more recent appraisal, it believes, based upon a discounted cash flow analysis (the same methodology as that employed in 1993), that the commercial properties have a current value of approximately $23.6 million and the boat basin has a current value of approximately $7 million. Accordingly, the book value of Registrant's properties exceeds their current value by approximately $8 million. However, based on the General Partner's analysis of current and projected future operating results and the undiscounted cash flows associated with the Registrant's real estate assets, no write-down in accordance with SFAS No. 121 is required at this time.

Results of Operations

         Net loss decreased by $1,443,000 for the year ended December 31, 1996, as compared to 1995.

         Revenues decreased by $72,000 for the year ended December 31, 1996, as compared to 1995, due to decreases in restaurant revenue of $385,000, boat basin revenue of $121,000 and hotel revenue of $96,000, which were partially offset by an increase in commercial rental operations of $530,000. Restaurant and hotel operating revenues decreased as the restaurants and hotels were closed during the quarter ended March 31, 1996 and were in operation during the quarter ended March 31, 1995. The decline in occupancy at the hotels was substantially offset by an increase in average daily room rates. Boat basin operating revenue decreased due to the frequency of inclement weather experienced during the summer of 1996. Commercial rental operating revenue increased due to an increase in retail rental rates.

         Operating expenses decreased by $1,334,000 for the year ended December 31, 1996 as compared to 1995, primarily due to decreases in hotel operating expenses of $397,000, restaurant operating expenses of $788,000 and boat basin operating expenses of $102,000. Hotel operating expenses declined due to hotels being closed for the first quarter of 1996 and due to the closing of the gift shop and a delicatessen. Restaurant operating expenses decreased primarily due to the restaurant being closed for the first quarter of 1996 in addition to decreases in payroll and related costs. Marketing and promotion expenses decreased due to a change in the managing agent's reservation fee structure. Commercial rental operating expenses increased primarily due to an increase in on-site administrative and building maintenance payroll.

         Administrative costs remained relatively constant. Depreciation expense increased by $62,000 due to capital improvements incurred during 1996 and 1995. Interest expense decreased by $127,000 for the year ended December 31, 1996, due to a decrease in average mortgage principal balance outstanding and a reduction in interest rates.

         The results of operations in future years may differ from the results of operations for the year ended December 31, 1996, as weather conditions could adversely affect operating results due to the short seasonal nature of the resort business. Inflation and changing economic conditions, could also affect occupancy levels, rental rates and operating expenses.

Item 7.          Financial Statements

                 NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1996

                                      INDEX


                                                                          Page

Independent Auditors' Reports..............................................F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 1996 and 1995...............F-4

Consolidated Statements of Operations for the Years Ended
December 31, 1996 and 1995.................................................F-5

Consolidated Statements of Partners' Equity (Deficit)
for the Years Ended December 31, 1996 and 1995.............................F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996 and 1995.................................................F-7

Notes to Consolidated Financial Statements.................................F-8

To the Partners
Nantucket Island Associates Limited Partnership
Boston, Massachusetts

                          Independent Auditors' Report


We have audited the accompanying consolidated balance sheet of Nantucket Island Associates Limited Partnership (the "Partnership") and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, partners' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nantucket Island Associates Limited Partnership and its subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                  /s/ Imowitz Koenig & Co., LLP



New York, New York
February 3, 1997, except for Note 9,
which is dated March 11, 1997

                         Independent Auditors' Report
                         ----------------------------

The Partners
Nantucket Island Associates Limited Partnership:

We have audited the accompanying consolidated balance sheet of Nantucket Island Associates Limited Partnership and subsidiaries (the "Partnership") as of December 31, 1995, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                   KPMG Peat Marwick LLP

Boston, Massachusetts
March 15, 1996

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)


                                                                          DECEMBER 31,
                                                                ----------------------------

ASSETS                                                               1996           1995
                                                                ------------     -----------

Cash and cash equivalents                                       $     10,396     $       279
Restricted cash                                                          742           1,116
Accounts receivable, less allowance for doubtful
   accounts of $23 (1996) and $49 (1995)                                 496             360
Receivable from related parties                                           74             124
Inventories                                                              272             373
Prepaid expenses and other current assets                                395             335
                                                                ------------     -----------

     Total current assets                                             12,375           2,587

Property and equipment, net of accumulated depreciation
   of $20,906 (1996) and $18,612 (1995)                               48,115          49,450

Deferred rent receivable                                                 392             346
Deferred costs, net of accumulated amortization of
   $2,065 (1996) and $1,765 (1995)                                     1,457           1,757
Security deposits and other restricted cash                              179             172
                                                                ------------     -----------
         Total assets                                           $     62,518     $    54,312
                                                                ============     ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable                                                $        146     $       270
Accrued expenses                                                         796             811
Advance deposits                                                         150             248
Current maturity of long-term debt                                    26,053             736
Payables to related parties                                               --              59
Accrued interest                                                         428             446
                                                                ------------     -----------
     Total current liabilities                                        27,573           2,570

Long-term debt                                                           202          26,279
                                                                ------------     -----------

         Total liabilities                                            27,775          28,849

                                                                ------------     -----------
Commitments

Partners' equity:
     Limited partners equity; 785 units authorized,
     issued, and outstanding                                          35,199          35,828

Preferred limited partners equity, 785 units
     authorized, issued, and outstanding                               9,921              --

     General partners' (deficit)                                     (10,377)        (10,365)
                                                                ------------     -----------

         Total partners' equity                                       34,743          25,463
                                                                ------------     -----------

         Total liabilities and partners' equity                 $     62,518     $    54,312
                                                                ============     ===========

                 See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)


                                                                           DECEMBER 31,
                                                                -----------------------------
                                                                    1996             1995
                                                                ------------     ------------
Revenue:

     Hotel operations                                           $      7,071     $      7,167
     Restaurant operations                                             2,020            2,405
     Commercial rental operations                                      4,032            3,502
     Boat basin operations                                             2,474            2,595
                                                                ------------     ------------

         Total revenue                                                15,597           15,669
                                                                ------------     ------------
Operating expenses:

     Hotel                                                             4,693            5,090
     Restaurant                                                        2,639            3,427
     Commercial rental                                                   685              684
     Boat basin                                                        1,744            1,846
     Bad debt expense                                                     15               23
     Real estate taxes                                                   812              881
     Insurance                                                           553              584
     Management and administrative                                       547              538
     Amortization                                                        299              310
     Depreciation                                                      2,294            2,232
                                                                ------------     ------------

         Total operating expenses                                     14,281           15,615
                                                                ------------     ------------

Income from operations                                                 1,316               54
                                                                ------------     ------------

Other income (expense):
     Interest income                                                     119              104
     Other income (expense)                                               39               --
     Interest expense                                                 (2,452)          (2,579)
                                                                ------------     ------------

         Total other income (expense), net                            (2,294)          (2,475)
                                                                ------------     ------------


Net Loss                                                        $       (978)    $     (2,421)
                                                                ============     ============

Net loss allocated to general partners                          $        (12)    $       (121)
                                                                ============     ============

Net loss allocated to limited partners                          $       (629)    $     (2,300)
                                                                ============     ============

Net loss allocated to preferred limited partners                $       (337)    $         --
                                                                ============     ============

Net Loss per Limited Partnership Unit                           $    (801.27)    $  (2,929.94)
                                                                ============     ============

Net Loss per Limited Partnership Preferred Unit                 $    (429.30)    $         --
                                                                ============     ============



                 See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                        (In Thousands, Except Unit Data)

                                                                                            Preferred
                                                 Units of    Preferred Units   Investor      Investor
                                                 Limited       of Limited      Limited       Limited         General         Total
                                               Partnership     Partnership     Partners'     Partners'      Partners'      Partners'
                                                 Interest        Interest       Equity        Equity         Deficit        Equity
                                               -----------    --------------  ----------     --------       ---------      ---------

Balance - January 1, 1995 ................           785           --         $ 38,128       $   --         $(10,244)      $ 27,884

Net loss .................................           --            --           (2,300)          --             (121)        (2,421)
                                                --------       --------       --------       --------       --------       --------

Balance - December 31, 1995 ..............           785              0       $ 35,828       $      0       $(10,365)      $ 25,463

Capital Contributions ....................                          785             --           10,466         --           10,466

Syndication Costs ........................                                          --           (208)          --             (208)

Net loss .................................                                        (629)          (337)           (12)          (978)
                                                --------       --------       --------       --------       --------       --------

Balance - December 31, 1996 ..............           785            785       $ 35,199       $  9,921       $(10,377)      $ 34,743
                                                ========       ========       ========       ========       ========       ========



                 See notes to consolidated financial statements

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                         DECEMBER 31,
                                                                -----------------------------
                                                                     1996           1995
                                                                -------------    ------------
CASH FLOWS FROM  OPERATING ACTIVITIES:

Net loss                                                        $       (978)    $     (2,421)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                                     2,593            2,542
     Provision for bad debts                                             (26)              23

Changes in operating assets and liabilities:

         Restricted cash and cash equivalents                            374           (1,116)
         Accounts receivable                                            (110)             536
         Receivables from related parties                                 50              178
         Inventories                                                     101             (142)
         Prepaid expenses and other current assets                       (59)              (8)
         Deferred rent receivable                                        (46)             (71)
         Security deposits and other restricted cash                      (7)              (9)
         Accrued interest                                                (18)             195
         Accounts payable                                               (124)              21
         Accrued expenses                                                (15)            (586)
         Payables to related parties                                     (59)               7
         Advance deposits                                                (98)             165
                                                               -------------     ------------

Net cash provided by (used in) operating activities                    1,578             (686)
                                                               -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Expenditures for property and equipment                            (959)            (636)
                                                               -------------     ------------

Cash used in investing activities                                       (959)            (636)
                                                               -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Capital contributions                                            10,466              --
     Syndication costs                                                  (208)             --

     Principal payments on long-term debt                               (760)           (535)
     Payments of deferred costs                                           --            (292)
                                                               -------------     ------------

Net cash provided by (used in) financing activities                    9,498             (827)
                                                               -------------     ------------

Net increase (decrease) in cash and cash equivalents                  10,117           (2,149)

Cash and cash equivalents, beginning of year                             279            2,428
                                                               -------------     ------------

Cash and cash equivalents, end of year                         $      10,396     $        279
                                                               =============     ============

Supplemental Information -
     Cash paid for interest                                    $      2,466      $      2,384
                                                               ============      ============


                 See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Nantucket Island Associates Limited Partnership (the "Partnership") was formed on December 17, 1986 under the laws of Delaware for the purpose of owning a 99.98% beneficial interest in Sherburne Associates ("Sherburne"), a Massachusetts general partnership, which owns and operates a portfolio of properties located on Nantucket Island, Massachusetts. This portfolio includes two hotels, 48 retail buildings, 24 rental units located in the Wharf Cottages, a boat basin accommodating approximately 250 yachts and employee housing (collectively, the "Properties"). The Partnership owns its interest in Sherburne through a 99.99% general partnership interest in NIA Operating Associates Limited Partnership (the "Operating Partnership"), which owns a 99.99% general partnership interest in Sherburne. The Partnership will terminate on December 31, 2035, or earlier, upon dissolution in accordance with the terms of the partnership agreement.

         The general partner of the Partnership is Three Winthrop Properties, Inc. ("Three Winthrop" or the "General Partner"), a wholly owned subsidiary of First Winthrop Corporation ("First Winthrop"). First Winthrop is a wholly owned subsidiary of Winthrop Financial Associates, A Limited Partnership ("WFA").

         In order to fund required capital improvements (see Note 7), reduce the Partnership's indebtedness (including repayment of an outstanding loan to the General Partner - see Note 6) and increase working capital, the General Partner determined that it was necessary to increase the Partnership's equity by means of an offering of subscription rights (the "Rights") to holders of limited partner interests (the "Unitholders") to purchase preferred partnership units (the "Preferred Units"). The Partnership filed offering materials with the Securities and Exchange Commission and commenced the offering during the third quarter of 1996. An affiliate of the General Partner (the "Affiliate") agreed to subscribe for all Preferred Units which were not subscribed for by the Unitholders. As of November 8, 1996, the expiration date of the offering, 132.75 Rights (at a cost of $13,333 per Right) were subscribed for by the Unitholders (other than the Affiliate). Accordingly, pursuant to the terms of the offer, the Affiliate acquired
         652.25 Rights. The Partnership received gross proceeds of approximately $10,466,000 from the sale of the Preferred Units.

         The Partnership Agreement provides that the Partnership may sell additional limited partnership interests to raise additional equity, if the General Partner determines that such additional funds are required.


         Through October 31, 1996 income and losses of the Partnership from operations were allocated 95% to the limited partners and 5% to the General Partner. In accordance with the amended partnership agreement (the "Agreement"), effective November 1, 1996 and while the Preferred Units are outstanding, losses are allocated 5% to the General Partner and 95% to the limited partners, in

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         proportion to and to the extent of the positive balances in the limited partners' capital accounts. The Agreement also provides that while the Preferred Units are outstanding, cash flow and capital proceeds (as defined in the Agreement) shall be distributed first to the Preferred Unitholders in an amount equal to a cumulative annual 8% compounded return on their preferred invested capital; and in the case of capital proceeds only, second, to the Preferred Unitholders in a cumulative amount equal to $33,333 per Preferred Unit. Cash flow is then distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their Invested Capital and the balance, if any, 95% to the limited partners, and 5% to the General Partners. Cash distribution from a Non-Terminating Capital Transaction will be distributed in accordance with the partnership agreement.

         Basis of Accounting

         The accompanying consolidated financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles and includes the accounts of the Partnership consolidated with the Operating Partnership and Sherburne. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Advertising

         The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $688,000 and $906,000 for the years ended December 31, 1996 and 1995, respectively.

         Accounting Change

         Property and equipment are stated at cost. On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Cash Equivalents

         The Partnership considers all highly liquid investments with an original maturity at time of purchase of three months or less to be cash equivalents.

         Concentration of Credit Risk

         The Partnership maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances exceeded these insured amounts during the year.

         Inventories

         Inventories consist of food and beverage, linens, glassware, china and silver and are valued at the lower of cost (as determined using the first-in, first-out method) or market.

         Depreciation

         Depreciation is calculated using the straight-line method, using estimated useful lives of 30 years for buildings and improvements, 20 years for land improvements and 5 years for furniture, fixtures and equipment.

         Deferred Costs

         Deferred mortgage costs are capitalized and amortized using the straight-line method over the term of the related agreement. Costs related to the acquisition of the Partnership's investment in the Properties are capitalized and amortized over the lives of the properties acquired.

         Deferred Rent Receivable

         The Partnership has determined that all leases associated with the rental of commercial property are operating leases. Commercial rental income is recognized on a straight-line basis over the terms of the related leases. The excess of commercial rental income recognized over rental payments required by the leases is reflected as deferred rent receivable in the accompanying consolidated financial statements.

         Income Taxes

         Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Risk Concentration

         The Properties are located on Nantucket Island, Massachusetts, and are highly dependent on tourists as a source of operating revenues. Tourism on the island is concentrated during the summer months. Unfavorable weather or economic conditions could adversely affect tourism on the island.

2.       DEFERRED COSTS

         The following is a summary of deferred costs at December 31:


                                             Amortization
                                                Period                   1996               1995
                                      ---------------------------   --------------     --------------

Acquisition costs                             19 years              $   3,027,000       $   3,027,000
Mortgage costs                         25 months to 5 years               495,000             495,000
                                                                    -------------       -------------
                                                                        3,522,000           3,522,000
Less accumulated amortization                                         (2,065,000)         (1,765,000)
                                                                    -------------       -------------
Deferred costs, net                                                 $   1,457,000        $  1,757,000
                                                                    =============        ============


3.       PROPERTY AND EQUIPMENT

         Property and equipment is composed of the following as of December 31:

                                                   1996               1995
                                           --------------        -------------

Land                                       $   15,606,000        $  15,606,000
Land improvements                              11,080,000           11,080,000
Buildings and improvements                     35,759,000           35,383,000
Furniture and fixtures                          4,190,000            4,052,000
Machinery, equipment and vehicles               2,065,000            1,941,000
Construction in progress                          321,000                    -
                                           --------------       --------------
                                               69,021,000           68,062,000
Less accumulated depreciation                (20,906,000)         (18,612,000)
                                           --------------       --------------

         Property and equipment, net       $   48,115,000        $  49,450,000
                                           ==============        =============

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

4.       LONG-TERM DEBT

         The following is a summary of the Partnership's debt at December 31:

                                                   1996                 1995
                                              -------------         ------------

Mortgage loan                                 $  26,000,000         $ 26,600,000
Notes payable                                         3,000               27,000
Other mortgage notes payable                        252,000              313,000
Note payable-equipment                                   -                75,000
                                              -------------         ------------
Total long-term debt                             26,255,000           27,015,000
Less current maturity of long term debt        (26,053,000)            (736,000)
                                              -------------         ------------

         Long-term debt                       $     202,000         $ 26,279,000
                                              =============         ============


         Mortgage Loan

         The mortgage loan in the amount of $26,000,000 was scheduled to mature on February 28, 1997 (see Note 9) and is secured by the Properties and a first lien security interest in furniture, fixtures, equipment and other property of Sherburne. Sherburne also made a collateral assignment of all of its rental and other income. First Winthrop and Three Winthrop have collectively guaranteed repayment of up to $4,200,000 of the first $15,000,000 of the mortgage loan.

         The loan required monthly payments of interest at LIBOR plus 3% during 1995 through February 29, 1996 and at LIBOR plus 3.5% until maturity. The interest rate at December 31, 1996 was approximately 9%. The Partnership paid a mandatory principal payment of $600,000 on September 30, 1996.

         Sherburne and the Partnership were prohibited from making any distribution of Partnership assets to any partner. Additionally, Sherburne had to establish a restricted cash account with Bankers Trust into which all net revenues from operations (as defined) are deposited. The Partnership can make withdrawals from the restricted cash account subject to the approval of Bankers Trust. The balance in this account of $742,000 and $1,116,000 at December 31, 1996 and 1995, respectively, is recorded as restricted cash in the accompanying consolidated financial statements.

         The mortgage was refinanced in February 1997 (see Note 9).

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

4.       LONG-TERM DEBT (Continued)

         Notes Payable and Other Mortgage Notes Payable

         In connection with the acquisition of Sherburne, the Partnership assumed notes payable, mortgage loans and accrued interest thereon, as discussed below:

         Notes payable - An unsecured note payable and accrued interest thereon is owed to a party related to the original sellers. Payments of principal and interest totaled approximately $25,000 for the years ended December 31, 1996 and 1995.

         Other mortgage notes payable - Other mortgage notes payable are secured by various properties. Payments of principal and interest totaled approximately $97,000 and $136,000 for the years ended December 31, 1996 and 1995, respectively.

         Aggregate principal maturities due on all long-term debt at December 31, 1996 are as follows:

                   1997                                $  26,053,000
                   1998                                       54,000
                   1999                                       40,000
                   2000                                       22,000
                   2001                                       14,000
                   Thereafter                                 72,000
                                                       -------------
                                                       $  26,255,000
                                                       =============


         The Partnership's long-term debt approximates fair value based on the terms of the February 1997 refinancing (see note 9).

5.       RENTAL INCOME UNDER  OPERATING LEASES

         The aggregate future minimum lease payments under non-cancelable operating leases at December 31, 1996 are as follows:

                  1997                                 $   3,044,000
                  1998                                     2,600,000
                  1999                                     1,298,000
                  2000                                       518,000
                  2001                                       305,000
                  Thereafter                                 276,000
                                                       -------------
                                                       $   8,041,000
                                                       =============

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

5.       RENTAL INCOME UNDER  OPERATING LEASES (Continued)

         The leases for the majority of the commercial properties provide for contingent rentals, which are based on sales volume or other activity-related criteria, and include property tax escalation clauses. Aggregate future lease rentals do not include these contingent rental or escalation amounts. Contingent rentals amounted to approximately $253,000 and $241,000, for the years ended December 31, 1996 and 1995, respectively, and are included in commercial rental income.

6.       TRANSACTIONS WITH RELATED PARTIES

         The Partnership, the Operating Partnership and Sherburne have incurred charges by and commitments to companies affiliated by common ownership and management with the general partners. Related- party transactions with WFA and its affiliates include the following for the years ended December 31:

                                                   1996          1995
                                                ---------      ---------

Partnership Administration Fee                  $ 239,000      $ 226,000


Management Fees                                 $  77,000      $  69,000

Reimbursement for administrative expenses       $  64,000      $ 181,000


         The Partnership also rents certain facilities from affiliates of WFA. These rents amounted to approximately $157,000 and $216,000 for the years ended December 31, 1996 and 1995, respectively.

         In addition, the Partnership paid $30,000 in interest expense to the General Partner on a loan of $600,000, which was repaid in November of 1996. The loan bore interest at prime plus 1%.

7.       COMMITMENTS

         Environmental Cleanup Costs

         The General Partner of the Partnership was aware at the time of acquisition of the Properties that petroleum products had seeped onto certain sections of the Properties. Under Massachusetts law, the owner of such property is responsible for the entire cost of cleaning up such hazardous wastes. In connection with the Partnership's acquisition of Sherburne, the sellers indemnified the Partnership for one-half of the expenses incurred by it in connection with the cleanup operations for a maximum aggregate amount of $1,250,000. The sellers deposited $1,250,000 in escrow as security for the sellers' indemnification. During 1992, the Partnership entered into an agreement with a third party responsible for part of the cost of the cleanup whereby the third party paid the Partnership $30,000 per annum for three years, ending October 1994, in consideration of the Partnership assuming the liability of the third party for the cleanup. These receipts were shared by the Partnership and the sellers. The obligation of the third party to reimburse the Partnership under the agreement has been fulfilled. The Partnership has incurred approximately $91,000 as its one-half share of cleanup costs, to date. These

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


7.       COMMITMENTS (Continued)


         Environmental Cleanup Costs

         costs included expenses of removing certain underground tanks from the Properties and the professional services of engineers in analyzing the potential costs of future cleanup and serving as the Partnership's representatives in discussions with the Massachusetts Department of Environmental Protection in determining the best course of action.

         Based on the magnitude of the cost incurred during the last few years, the current status of the project, and management's experience with other environmental clean-up projects, management believes that the future costs related to the environmental clean up will not have a material impact on the Partnership's financial statements.

         Contingent Purchase Price Payments

         Under agreements entered into at the time of the Partnership's acquisition of Sherburne, at the time of a sale or refinancing of the Properties or any portion thereof, Sherburne is obligated to make a payment (the "Contingent Purchase Price Payment") to the sellers equal to 12% of the amount by which the proceeds from the sale or refinancing exceed the Agreed Base Value of the Properties or the parcel, as adjusted. The aggregate Agreed Base Value of the Properties, which was determined by the parties at the time of the acquisition, is approximately $50,800,000, which amount has been allocated over the various parcels of the Properties. In determining the amount, if any, by which the amount of the sale or refinancing proceeds exceed the Agreed Base Value of the Properties or the parcels being sold, the following amounts will be added to the Agreed Base Value of the Properties or the parcel being sold: (i) the out-of-pocket expenses incurred by the Partnership in connection with any such sale or refinancing; (ii) amounts expended on capital improvements of the Properties or such parcels by Sherburne; (iii) amounts expended by Sherburne on the Properties as a whole for environmental cleanup; and
         (iv) any prepayment or other penalty in connection with the sale. After December 31, 1997, the sellers may require Sherburne to purchase the sellers' rights to receive the Contingent Purchase Price Payments (the "Put Option"). After December 31, 2000, Sherburne may require the sellers to sell such rights to Sherburne (the "Call Option"). Upon the exercise of either the Put Option or the Call Option, Sherburne shall pay the fair market value of such rights to the sellers. The fair market value shall be determined by the agreement of Sherburne and the sellers or, if no such agreement can be reached, by an independent appraiser.

         Capital Improvements

         The Partnership expects to incur approximately $5,500,000 during 1997 for capital improvements, including: bulkhead replacement at the boat basin, improvements to hotel rooms and restaurants, and construction of 4 new cottages.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

8.       TAXABLE LOSS

         The taxable loss of the Partnership, the Operating Partnership and Sherburne differs from the consolidated net loss reported for financial reporting purposes, primarily due to timing differences in the recognition of depreciation expense and commercial rental revenue. A reconciliation of consolidated net loss for financial reporting purposes to federal income tax basis net loss for the years ended December 31, 1996 and 1995 is as follows:

                                                  1996                  1995
                                             -------------         -------------

Consolidated net loss for financial
reporting purposes                           $   (978,000)         $ (2,421,000)

Tax basis depreciation over that
used for financial reporting purposes            (276,000)             (456,000)

Revenue for tax reporting purposes
over that recognized for financial
reporting purposes                                (56,000)             (103,000)

Expenses for financial reporting
purposes over (under) that allowed
for tax reporting purposes                       (140,000)              325,000
                                             -------------         -------------

Federal income tax basis net loss            $ (1,450,000)         $ (2,655,000)
                                             =============         =============


         Partners' capital account balances for federal income tax purposes were approximately $29,600,000 and $20,800,000 as of December 31, 1996 and 1995, respectively.

9.       SUBSEQUENT EVENT - DEBT REFINANCING

         The mortgage loan encumbering the property was refinanced in February 1997. The new $23,600,000 floating rate note adjusts annually, depending on debt service coverage, to a rate between LIBOR plus 3.25% and LIBOR plus 3.75%. The current rate is approximately 9% (LIBOR plus 3.5%). The loan requires monthly payments of interest and principal based on a 20 year amortization schedule and matures in February 2000 with a balloon payment of approximately $22,343,000. The Partnership has two one year options to extend the debt. The Partnership paid approximately $675,000 in fees and expenses, including the purchase of an interest rate collar. The loan agreement also provides for an additional $600,000 draw down to be used for the construction of four cottages at the Properties.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         KPMG Peat Marwick LLP was previously the principal accountants of the Registrant. On September 27, 1996, KPMG Peat Marwick LLP's appointment as principal accountants was terminated and Imowitz Koenig & Co., LLP was engaged as its principal accountants. The decision to change accountants was approved by the Registrant's managing general partner's directors.

         In connection with the audits of the two fiscal years ended December 31, 1995, and the subsequent interim period through September 27, 1996, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         The audit reports of KPMG Peat Marwick LLP on the consolidated financial statements of the Registrant as of and for the years ended December 31, 1995 and 1994, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except KPMG Peat Marwick LLP auditors' report on the consolidated financial statements of the Registrant as of and for the years ended December 31, 1994 and 1993 contained a separate paragraph stating "As discussed in Note 5 to the consolidated financial statements, the mortgage debt encumbering the Partnership is in default effective January 31, 1995. The Partnership has reached a preliminary agreement with the mortgage holder for a thirty-two month extension of the maturity date. Should future negotiations to extend the term of the mortgage loan fail, it is uncertain whether the Partnership will be able to secure funds from other sources to pay-off the mortgage loan. If the Partnership is unable to refinance the loan or cannot reach an agreement with the mortgage holder, the mortgage holder could attempt to foreclose on the Property."

         The Partnership believes that the cautionary language which was set forth in the auditors' report of KPMG Peat Marwick LLP as of and for the years ended December 31, 1994 and 1993 has been rendered moot as a result of the refinancing of the loan encumbering Sherburne Associates' properties. See Item 2, "Description of Properties."

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Registrant has no officers or directors. The General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1997, the names of the directors and executive officers of the General Partner and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with         a Director or
Name                         the General Partner        Officer Since
----                         -------------------        -------------
Michael L. Ashner            Chief Executive Officer        1-96
                              and Director

Richard J. McCready          President and
                             Chief Operating Officer        7-95

Jeffrey Furber               Executive Vice President       7-95
                             and Clerk

Edward Williams              Chief Financial Officer        4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President          1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice

President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited

Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership; and Winthrop Apartment Investors Limited Partnership.

         Except as indicated above, neither the Registrant nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the General Partner.

Item 10. Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of the General Partner. The General Partner does not presently pay any compensation to any of its officers and directors (See "Item 12, Certain Relationships and Related Transactions").


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The Registrant has issued and outstanding Units of Limited Partnership Interests (the "Units") and Preferred Units of Limited Partnership Interests (the "Preferred Units"). The Units and the Preferred Units are not voting securities, except that the consent of the holders of the Units and Preferred Units is required to approve or disapprove certain transactions, including the removal of a General Partner, the amendment of the Registrant partnership agreement, the dissolution or sale of all or substantially all of the assets of the Registrant, or any material amendment to the Registrant's agreement proposed by the General Partner. No holder of Units owns beneficially more than 5% of the Units. Zero Main Associates Limited Partnership, the partners of which are affiliates of the General Partner, holds 652.25 Preferred Units, which represent approximately 83.1% of the total outstanding Preferred Units and until the such time as a priority return is made on account of the Preferred Units (as described in Item 12 below), a right to receive 83.1% of all allocations of profit and loss and distributions.

         There exists no arrangement, known to the Registrant, which would result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.

         The Registrant, the Operating Partnership and Sherburne have incurred charges by and commitments to companies affiliated by common ownership and management with the General Partner. Related party transactions with WFA and its affiliates included the following for the years ended December 31, 1996 and 1995:

              Type of Fee                           1996        1995
              -----------                           ----        ----
       Partnership Administration Fee             $239,000    $226,000
       Management Fees                              77,000      69,000
       Reimbursement for administrative expenses    64,000     181,000

         The Registrant also rents certain facilities from affiliates of WFA. These rents amounted to approximately $157,000 and $216,000 for the years ended December 31, 1996 and 1995, respectively.

         In addition, the Registrant paid $30,000 in interest expense to the General Partner on a loan of $600,000, which was repaid in November 1996. The loan bore interest at prime plus 1%.

         In order to fund required capital improvements, reduce the Registrant's indebtedness (including repayment of the outstanding loan to the General Partner) and increase working capital, the General Partner determined that it was necessary to increase the Registrant's equity by means of an offering of subscription rights (the "Rights") to Limited Partners to purchase preferred partnership interests. The Registrant filed offering materials with the

Securities and Exchange Commission and commenced the offering during the third quarter of 1996. An affiliate of the General Partner (the "Affiliate") agreed to subscribe for all preferred partnership units which were not subscribed for by Limited Partners. As a result of the offering, the Registrant received approximately $10,466,000 in net proceeds from this offering. In connection with the offering, the Affiliate acquired 652.25 Rights.

         Profits and losses of the Registrant from normal operations had been allocated 95% to the Limited Partners, 4% to Three

Winthrop and 1% to Winthrop Financial Associates ("WFA") through December 31, 1993. From January 1, 1994 through November 8, 1996, profits and losses of the Registrant from normal operations had been allocated 95% to the Limited Partners and 5% to Three Winthrop. In connection with the Rights offering, however, the Agreement of Limited Partnership of the Registrant was amended and restated to provide for, among other things, (i) losses to be allocated 5% to the general partners and 95% to the limited partners (including the holders of Preferred Units) in proportion to and to the extent of their positive capital account balances, (ii) a cumulative preferred annual return of 8% per Preferred Unit which is to be paid out of available cash flow, and (iii) a priority distribution to holders of Preferred Units from net proceeds from a capital transaction or upon liquidation of Registrant (which distribution is prior to any distributions on account of non-preferred limited partnership interests and to the general partner) equal to 250% of the initial capital invested by such holders for each Preferred Unit.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

              The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                          NANTUCKET ISLAND ASSOCIATES
                          LIMITED PARTNERSHIP

                          By:  THREE WINTHROP PROPERTIES, INC.,
                               General Partner

                               By: /s/ Michael L. Ashner
                                  ______________________________
                                  Michael L. Ashner
                                  Chief Executive Officer

                               Date:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name            Title                     Date
--------------            -----                     ----

/s/ Michael L. Ashner     Chief Executive           March 28, 1997
---------------------      Officer and Director
Michael L. Ashner

/s/ Edward V. Williams    Chief Financial Officer   March 28, 1997
----------------------
Edward V. Williams

                                Index to Exhibits

Number                               Exhibit                            Page
------                          -----------------                       ----
3,4.      Amended and Restated Limited  Partnership  Agreement of        (3)
          Nantucket Island  Associates Limited Partnership dated
          November 8, 1996

4.        Amended and Restated Certificate of Limited Partnership of     (1)
          Nantucket Island Associates Limited Partnership, as filed with Secretary of State of Delaware on April 23, 1987

10(a)     Collateral Assignment of Contracts by and between NIA          (2)
          Operating Associates Limited Partnership, Sherburne
          Associates and Bankers Trust Company dated as of April 28,
          1989

10(b)     Hazardous Substance Agreement and Indemnity from Sherburne     (2)
          Associates, Sherburne Associates Realty Trust and Winthrop Financial Associates, A Limited Partnership to Bankers Trust Company dated April 28, 1989

10(c) Note, dated February 26, 1997, in the principal amount of $24,200,000, from Sherburne Associates and Sherburne Associates Realty Trust to The First National Bank of Boston ("Bank of Boston")

10(d) Loan Agreement, dated February 26, 1997, between Sherburne Associates Realty Trust and Sherburne Associates, as borrowers, and Bank of Boston, as lender

10(e) Mortgage and Security Agreement, dated as of February 26, 1997, among Sherburne Associates Realty Trust and Sherburne Associates, and Bank of Boston

10(f) Indemnity Agreement Regarding Hazardous Materials, dated as of February 26, 1997, among Sherburne Associates Realty Trust and Sherburne Associates, and Bank of Boston

10(g) Unconditional Guaranty of Payment and Performance from the Registrant to Bank of Boston with respect to the loan from Bank of Boston to Sherburne Associates Realty Trust and Sherburne Associates.

16        Letter dated October 3, 1996 from KPMG Peat Marwick LLP.       (4)


27        Financial Data Schedule

--------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form 10 filed on April 29, 1988 and amended on September 14, 1988 (File No. 0-16865)

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 22, 1989

(3) Incorporated by reference to Exhibit 4.1 to Amendment No 1 to Registrant's Registration Statement on Form S-3 (Registration
     No. 33-07571), as filed with the Securities Exchange Commission on September 20, 1996

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 3, 1996