Form 10QSB
period 1997-03-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1997-05-14
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                  For the quarterly period ended March 31, 1997

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


                                     1 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 1997

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets (Unaudited)

(In thousands, except unit data)
                                                         March 31,  December 31,
Assets                                                      1997         1996
                                                         ---------  ------------
Cash and cash equivalents                                $    175      $ 10,396
Restricted cash                                             5,238           742
Accounts receivable less allowance for doubtful
   accounts of $21 (1997) and $23 (1996)                      292           496
Inventories                                                   271           272
Prepaid expenses and other current assets                     352           469
                                                           ------        ------
     Total current assets                                   6,328        12,375

Property and equipment, net of accumulated deprecation
   of $21,481 (1997) and $20,906 (1996)                    49,861        48,115

Deferred rent receivable                                      410           392
Deferred costs, net of accumulated amortization of
   $2,148 (1997) and $2,065 (1996)                          2,072         1,457
Deposits and other restricted cash                            367           179
                                                           ------        ------

     Total assets                                        $ 59,038      $ 62,518
                                                         ========      ========


Liabilities and Partners' Equity

Accounts payable                                         $    302      $    146
Accrued expenses                                              412           796
Advance deposits                                            1,476           150
Current maturity of long-term debt                            421        26,053
Accrued interest                                              414           428
Other liabilities                                              10            --
                                                           ------        ------

     Total current liabilities                              3,035        27,573
                                                           ------        ------
Long-term debt                                             23,415           202
                                                           ------        ------


     Total liabilities                                     26,450        27,775
                                                           ------        ------
Commitments
Partners' equity:
     Limited partners equity, 785 units authorized,
        issued, and outstanding                            33,602        35,199
     Preferred limited partners equity, 785 units
        authorized, issued, and outstanding                 9,471         9,921
     General partners' (deficit)                          (10,485)      (10,377)
                                                           ------        ------
     Total partners' equity                                32,588        34,743
                                                           ------        ------
     Total liabilities and partners' equity              $ 59,038      $ 62,518
                                                         ========      ========





                See notes to consolidated financial statements.
                                     2 of 10

                                NANTUCKET ISLAND
                ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 1997

Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                  For the Three Months Ended
                                              March 31, 1997     March 31, 1996
                                              --------------     --------------

Revenue:

     Hotel operations                             $        -         $        -
     Restaurant operations                                 -                  -
     Commercial rental operations                        561                570
     Boat basin operations                                36                 37
                                                  ----------         ----------
         Total revenue                                   597                607
                                                  ----------         ----------
Operating expenses:

     Hotel                                               117                114
     Restaurant                                           34                 93
     Commercial rental                                    57                 58
     Boat basin                                           60                 47
     Other                                                53                 38
     Real estate taxes and insurance                     175                259
     General and administrative                          318                334
     Marketing and promotion                             120                149
     Repairs and maintenance                             254                228
     Utilities                                            95                 76
     Management fees                                      79                 72
     Amortization                                         83                 75
     Depreciation                                        575                564
                                                  ----------         ----------
         Total operating expenses                 $    2,020         $    2,107
                                                  ----------         ----------


Loss from operations                                  (1,423)           (1,500)
                                                  ----------         ----------
Other income (expense):
     Interest income                                      92                 12
     Other income                                         26                 34
     Interest expense                                   (850)              (593)
                                                 -----------         ----------
         Total other (expense), net                     (732)              (547)
                                                  ----------         ----------
Net loss                                          $   (2,155)        $   (2,047)
                                                  ==========         ==========


Net loss allocated to general partners            $     (108)        $     (102)
                                                  ==========         ==========
Net loss allocated to limited partners            $   (1,597)        $   (1,945)
                                                  ==========         ==========

Net loss allocated to preferred limited partners  $     (450)        $        0
                                                  ==========         ==========
Net Loss per Limited Partnership Unit             $(2,034.39)        $(2,477.71)
                                                  ==========         ==========

Net Loss per Limited Partnership Preferred Unit   $   (573.25)       $     0.00
                                                  ==========         ==========





                See notes to consolidated financial statements.

                                     3 of 10

        NANTUCKET ISLAND ASSOCIATED LIMITED PARTNERSHIP AND SUBSIDARIES

                          FORM 10 - QSB MARCH 31,1997

Consolidated Statement of Changes in Partnership Equity (Deficit)(Unaudited)

(In thousands, except unit data)


                                                                                       Preferred
                           Units of          Preferred Units          Investor         Investor
                           Limited           of Limited               Limited          Limited            General         Total
                           Partnership       Partnership              Partners'        Partners'          Partners'       Partners'
                           Interest          Interest                 Equity           Equity             Deficit         Equity
                           --------          --------                 ------           ------             -------         ------

Balance - January 1, 1997     785               785                   $ 35,199         $  9,921           $(10,377)       $ 34,743

Net Loss                       --                --                     (1,597)            (450)              (108)         (2,155)
                              ---                ---                  --------         --------           --------        --------

Balance - March 31, 1997      785               785                   $ 33,602         $  9,471           $(10,485)       $ 32,588
                              ===               ===                   ========         ========           ========        ========




                 See notes to consolidated financial statements


                                    4 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 1997

Consolidated Statements of Cash Flows (Unaudited)



(In thousands)                                                                       For the Three Months Ended
                                                                               March 31, 1997          March 31, 1996
                                                                               --------------          --------------
Cash Flows from Operating Activities:
Net loss                                                                           $ (2,155)              $ (2,047)
Adjustments to reconcile net loss to net cash
provided by (used) in operating activities:
     Depreciation                                                                       575                    564
     Amortization                                                                        83                     75
     Provision for bad debts                                                             (2)                    (8)

Changes in assets and liabilities:
     Accounts receivable                                                                206                     32
     Receivable from related parties                                                     --                     10
     Inventories                                                                          1                     (8)
     Prepaid expenses and other current assets                                          117                     92
     Deferred rent receivable                                                           (18)                   (19)
     Deposits and other restricted cash                                                (188)                    (2)
     Accrued interest                                                                   (14)                    --
     Accounts payable                                                                   156                    176
     Accrued expenses                                                                  (384)                  (411)
     Advance deposits                                                                 1,326                  1,063
     Payable to related parties                                                          --                    (59)
     Other liabilities                                                                   10                     --
                                                                                   --------               --------
     Net cash used in operating activities                                             (287)                  (542)
                                                                                   --------               --------

Cash Flows from Investing Activities:

     Expenditures for property and equipment                                         (2,321)                   (20)
     (Increase) decrease in restricted cash reserves                                 (4,496)                   637
                                                                                   --------               --------
     Net cash (used in) provided by investing activities                             (6,817)                   617
                                                                                   --------               --------
Cash Flows from Financing Activities:

     Satisfaction of mortgage                                                       (26,000)                    --
     Proceeds from mortgage refinancing                                              23,600                     --
     Principal payments on long-term debt                                               (19)                   (21)

     Deferred costs paid at refinancing                                                (698)                    --
                                                                                   --------               --------
     Net cash used in financing activities                                           (3,117)                   (21)
                                                                                   --------               --------

Net (decrease) increase in cash and cash equivalents                                (10,221)                    54

Cash and cash equivalents, beginning of period                                       10,396                    279
                                                                                   --------               --------
Cash and cash equivalents, end of period                                           $    175               $    333
                                                                                   ========               ========

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                                                        $    864               $    593
                                                                                   ========               ========



                 See notes to consolidated financial statements.

                                     5 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 1997 and 1996 are not indicative of the results to be expected for the full year, due to the seasonal nature of the Partnership's business.

2.   Related Party Transactions

     The following transactions with affiliates of the General Partner were charged to expense during the three month periods ended March 31, 1997 and 1996:
                                                   For the Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                   1997                  1996
                                                  -------             ---------

     Partnership administration fee               $63,000             $ 60,000
     Management fee                                14,000               11,000
     Reimbursement for administration expenses     16,000                6,000

     The Partnership also rents certain facilities from affiliates of WFA. These rents amounted to approximately $20,000 for each of the periods ended March 31, 1997 and 1996.

3.   Mortgage Refinancing

     The mortgage loan encumbering the property was refinanced in February 1997. The new $23,600,000 floating rate note adjusts annually, depending on debt service coverage, to a rate between LIBOR plus 3.25% and LIBOR plus 3.75%. The current rate is approximately 9% (LIBOR plus 3.5%). The loan requires monthly payments of interest and principal based on a twenty year amortization schedule and matures in February 2000 with a balloon payment of approximately $22,343,000. The Partnership has two one year options to extend the debt. The Partnership paid approximately $698,000 in fees and expenses, including the purchase of an interest rate collar. The loan agreement also provides for an additional $600,000 draw down to be used for the construction of four cottages at the Properties.



                                     6 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1997

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

The level of liquidity based upon the Registrant's cash and cash equivalents experienced a $10,221,000 decrease at March 31, 1997 as compared to December 31, 1996. The decrease primarily was due to $6,817,000 used in investing activities and $3,117,000 used in financing activities. Investing activities consisted of $2,321,000 of expenditures for property and equipment and $4,496,000 of cash transferred to restricted reserve accounts to be used for major capital improvements. Financing activities consisted of the satisfaction of the mortgage of $26,000,000 and payment of deferred costs, associated with the mortgage refinancing, of $698,000, which were partially offset by $23,600,000 of proceeds from the mortgage refinancing. At March 31, 1997, the Registrant's unrestricted cash reserves were $175,000 and the restricted cash balance was $5,238,000. Included in cash used in operating activities is $270,000 of additional interest paid to the previous lender upon satisfaction of the mortgage in accordance with the loan agreement.

In 1996, the Registrant initiated an extensive capital improvements program. This program includes bulkhead improvements, refurbishing hotel guest rooms at the White Elephant, Breakers and the Wharf Cottages; exterior painting of the Wharf Cottages; employee housing roof repairs; awning replacement; renovations of the hotel restaurants, lounges and meeting rooms; minor improvements to the commercial properties and construction of four new cottages containing twelve guest rooms, (if the permission is received from regulatory authorities). It is anticipated that $6,000,000 will be incurred during 1997 in connection with this program. For the first quarter of 1997, $2,321,000 was spent on construction and capital improvements. The costs of these capital improvements are being financed from the proceeds from the offering of subscription rights completed in 1996.

The Registrant's $26,000,000 mortgage note, which was scheduled to mature on February 28, 1997, was refinanced in February 1997. The new $23,600,000 floating rate note adjusts annually, depending on debt service coverage, to a rate between LIBOR plus 3.25% and LIBOR plus 3.75%. The current rate is approximately 9% (LIBOR plus 3.5%). The loan requires monthly payments of interest and principal based on a twenty year amortization schedule and matures in February 2000 with a balloon payment of approximately $22,343,000. The Registrant has two one year options to extend the debt. The Registrant paid approximately $698,000 in fees and expenses, including the purchase of an interest rate collar. The loan agreement also provides for an additional $600,000 draw down to be used for the construction of new cottages.



                                     7 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1997


Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Pursuant to the terms of the new loan, Sherburne is prohibited from making any distributions to its partners (including the Registrant) except for distributions by Sherburne to the Registrant from funds from operations of such amounts necessary to pay the Registrant's administrative fees, expenses and reimbursements as well as the General Partner's legal fees associated with Sherburne's properties. Upon a sale of a property which is approved by the lender, Sherburne is permitted to distribute to its partners a portion of the net proceeds of such sale so long as certain loan to value ratio's and other conditions are satisfied. As a result of the restrictions set forth in the loan agreement, the expansive capital improvement program instituted at the properties and the preferred return to be paid to the Preferred Unitholders, it is not expected that any distributions will be made to unitholders in the foreseeable future.

Results of Operations

Although loss from operations decreased by $77,000 for the three months ended March 31, 1997, as compared to 1996, the Partnership's total net loss increased by $108,000 for such periods. The overall increase in net loss is primarily attributable to an increase in interest expense of $257,000, which was due to the payment of $270,000 of additional interest to the previous lender.

Revenues from commercial rental and boat basin operations remained relatively constant. Interest income increased by $80,000 due to an increase in cash available for investment from the Rights offering. No income was generated from hotel and restaurant operations (as all hotel and related restaurant operations were closed for business due to their seasonal nature) during the three months ended March 31, 1997 and 1996.

Operating expenses decreased by $87,000 for the three months ended March 31, 1997, as compared to 1996, primarily due to decreases in restaurant expense of $59,000 and real estate taxes and insurance of $84,000. All other items of operating expense remained relatively constant.

The results of operations in future quarters will differ from the results of operations for the quarter ended March 31, 1997, due to the seasonal nature of the Registrant's business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.



                                     8 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1997


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b) Reports on Form 8K: No report on Form 8-K was filed during the period.



                                     9 of 10

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1997

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

                                        BY:      THREE WINTHROP PROPERTIES, INC.
                                                 -------------------------------
                                                 Managing General Partner




                                                 BY:   /S/ Michael L. Ashner
                                                       -------------------------
                                                       Chief Executive Officer




                                                 BY:   /S/ Edward V. Williams
                                                       -------------------------
                                                       Chief Financial Officer



                                                 Dated: May 14, 1997



                                    10 of 10