Form 10QSB
period 1997-06-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1997-08-06
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                     1 of 11

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB   JUNE 30, 1997

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Consolidated Balance Sheets  (Unaudited)

(In thousands, except unit data)
                                                      June 30,      December 31,
Assets                                                  1997            1996
                                                   -------------   ------------

Cash and cash equivalents                          $         175   $     10,396
Restricted cash                                            2,419            742
Accounts receivable less allowance for doubtful
   accounts of $23 (1997) and (1996)                         990            496
Inventory                                                    346            272
Prepaid expenses and other current assets                    250            469
                                                   -------------   ------------
  Total current assets                                     4,180         12,375

Property and equipment, net of accumulated deprecation
   of $22,056 (1997) and $20,906 (1996)                   51,734         48,115

Deferred rent receivable                                     409            392
Deferred costs, net of accumulated amortization of
   $2,246 (1997) and $2,065 (1996)                         1,978          1,457
Deposits and other restricted cash                           252            179
                                                   -------------   ------------
  Total assets                                     $      58,553   $     62,518
                                                   =============   ============

Liabilities and Partners' Equity

Accounts payable                                   $         268   $        146
Accrued expenses                                             567            796
Advance deposits                                           2,128            150
Current maturity of long-term debt                           453         26,053
Accrued interest                                             401            428
                                                   -------------   ------------
  Total current liabilities                                3,817         27,573

Long-term debt                                            23,272            202
                                                   -------------   ------------
  Total liabilities                                       27,089         27,775
                                                   -------------   ------------
Commitments

Partners' equity:
  Limited partners equity, 785 units authorized, issued,
     and outstanding                                      32,769         35,199
  Preferred limited partners equity, 785 units
     authorized, issued, and outstanding                   9,236          9,921
  General partners' (deficit)                            (10,541)       (10,377)
                                                   -------------   ------------
  Total partners' equity                                  31,464         34,743
                                                   -------------   ------------


  Total liabilities and partners' equity           $      58,553   $     62,518
                                                   =============   ============


                See notes to consolidated financial statements.

                                    2 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB JUNE 30, 1997

Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                      For the Six Months Ended
                                                   June 30, 1997   June 30, 1996
                                                   -------------   -------------
Revenue:

  Hotel operations                                 $       1,472   $      1,443
  Restaurant operations                                      654            615
  Commercial rental operations                             1,317          1,319
  Boat basin operations                                      323            365
                                                   -------------   -------------
    Total revenue                                          3,766          3,742
                                                   -------------   -------------
Operating expenses:

  Hotel                                                      599            636
  Restaurant                                                 740            659
  Commercial rental                                          151            144
  Boat basin                                                 213            219
  Other                                                      168            152
  Real estate taxes and insurance                            614            763
  General and administrative                                 794          1,001
  Marketing and promotion                                    290            402
  Repairs and maintenance                                    662            561
  Utilities                                                  288            271
  Management fees                                            210            198
  Amortization                                               181            150
  Depreciation                                             1,150          1,128
                                                   -------------   -------------
    Total operating expenses                               6,060          6,284
                                                   -------------   -------------
Loss from operations                                      (2,294)        (2,542)
                                                   -------------   -------------
Other income (expense):
  Interest income                                            132             19
  Other income                                               277            226
  Interest expense                                        (1,394)        (1,205)
                                                   -------------   -------------
    Total other (expense), net                              (985)          (960)
                                                   -------------   -------------
Net loss                                           $      (3,279)  $     (3,502)
                                                   =============   =============
Net loss allocated to general partners             $        (164)  $       (175)
                                                   =============   =============
Net loss allocated to limited partners             $      (2,430)  $     (3,327)
                                                   =============   =============


Net loss allocated to preferred limited partners   $        (685)  $         -
                                                   =============   =============

Net Loss per Limited Partnership Unit              $   (3,095.54)  $  (4,238.22)
                                                   =============   =============

Net Loss per Limited Partnership Preferred Unit    $     (872.61)  $         -
                                                   =============   =============





                See notes to consolidated financial statements.

                                    3 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB JUNE 30, 1997

Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                    For the Three Months Ended
                                                   June 30, 1997   June 30, 1996
                                                   -------------   -------------
Revenue:

  Hotel operations                                 $       1,472   $      1,443
  Restaurant operations                                      654            615
  Commercial rental operations                               756            749
  Boat basin operations                                      287            328
                                                   -------------   -------------
    Total revenue                                          3,169          3,135
                                                   -------------   -------------
Operating expenses:

  Hotel                                                      482            522
  Restaurant                                                 706            566
  Commercial rental                                           94             86
  Boat basin                                                 153            172
  Other                                                      115            114
  Real estate taxes and insurance                            439            504
  General and administrative                                 476            667
  Marketing and promotion                                    170            253
  Repairs and maintenance                                    408            333
  Utilities                                                  193            195
  Management fees                                            131            126
  Amortization                                                98             75
  Depreciation                                               575            564
                                                   -------------   -------------

    Total operating expenses                               4,040          4,177
                                                   -------------   -------------
Loss from operations                                        (871)        (1,042)
                                                   -------------   -------------
Other income (expense):
  Interest income                                             40              7
  Other income                                               251            192
  Interest expense                                          (544)          (612)
                                                   -------------   -------------
    Total other (expense), net                              (253)          (413)
                                                   -------------   -------------
Net loss                                           $      (1,124)  $     (1,455)
                                                   =============   =============
Net loss allocated to general partners             $         (56)  $        (73)
                                                   =============   =============
Net loss allocated to limited partners             $        (833)  $     (1,382)
                                                   =============   =============
Net loss allocated to preferred limited partners   $        (235)  $         -
                                                   =============   =============
Net Loss per Limited Partnership Unit              $   (1,061.15)  $  (1,760.51)
                                                   =============   =============
Net Loss per Limited Partnership Preferred Unit    $     (299.36)  $         -
                                                   =============   =============





                See notes to consolidated financial statements.

                                    4 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB JUNE 30, 1997

Consolidated Statement of Changes in Partners Equity (Deficit) (Unaudited)

(In thousands, except unit data)

                                                                          Preferred
                             Units of     Preferred Units Investor        Investor
                             Limited      of Limited      Limited         Limited       General       Total
                             Partnership  Partnership     Partners'       Partners'     Partners'     Partners'
                             Interest     Interest        Equity          Equity        Deficit       Equity
                             -----------  -----------     ---------       ---------     ---------     ---------

  Balance - January 1, 1997          785          785      $ 35,199         $ 9,921     $ (10,377)     $ 34,743

  Net loss                             -            -        (2,430)           (685)         (164)       (3,279)
                             -----------  -----------     ---------       ---------     ---------     ---------
  Balance - June 30, 1997            785          785      $ 32,769         $ 9,236     $ (10,541)     $ 31,464
                             ===========  ===========     =========       =========     =========     =========

                 See notes to consolidated financial statements

                                    5 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB JUNE 30, 1997

Consolidated Statements of Cash Flows  (Unaudited)

(In thousands)                                        For the Six Months Ended
                                                    June 30, 1997  June 30, 1996
                                                    -------------  -------------

Cash Flows from Operating Activities:

Net loss                                             $    (3,279)  $     (3,502)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                             1,150          1,128
  Amortization                                               181            150

Changes in assets and liabilities:
  Accounts receivable                                       (494)          (221)
  Provision for doubtful accounts                                           (33)
  Receivable from related parties                                            44
  Inventory                                                  (74)            (7)
  Prepaid expenses and other current assets                  219            238
  Deferred rent receivable                                   (17)           (44)
  Deposits and other restricted cash                         (73)            (3)
  Accrued interest                                           (27)           (14)
  Accounts payable                                           122             91
  Accrued expenses                                          (229)          (211)
  Advance deposits                                         1,978          1,772
  Payable to related parties                                                (19)
                                                     -----------   ------------
  Net cash used in operating activities                     (543)          (631)
                                                     -----------   ------------

Cash Flows from Investing Activities:

  Expenditures for property and equipment                 (4,769)          (212)
  (Increase) decrease in restricted cash reserves         (1,677)           891
                                                     -----------   ------------
  Net cash (used in) provided by investing
    activities                                            (6,446)           679
                                                     -----------   ------------
Cash Flows from Financing Activities:

  Loan from related party                                    -              600
  Satisfaction of mortgage                               (26,000)           -
  Proceeds from mortgage refinancing                      23,600            -
  Principal payments on long-term debt                      (130)          (116)
  Deferred costs paid at refinancing                        (702)           -
                                                     -----------   ------------

  Net cash (used in) provided by financing
    activities                                            (3,232)           484
                                                     -----------   ------------
Net (decrease) increase in cash and cash equivalents     (10,221)           532

Cash and cash equivalents, beginning of period            10,396            279
                                                     -----------   ------------

Cash and cash equivalents, end of period             $       175   $        811
                                                     ===========   ============

Supplemental Disclosure of Cash Flow Information -
  Cash paid for interest                             $     1,421   $      1,219
                                                     ===========   ============


                See notes to consolidated financial statements.

                                    6 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

         The results of operations for the six months ended June 30, 1997 and 1996 are not indicative of the results to be expected for the full year, due to the seasonal nature of the Partnership's business.

2.       Related Party Transactions

         The following transactions with affiliates of the General Partner were charged to expense during the six month periods ended June 30, 1997 and 1996:

                                                       For the Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                            1997      1996
                                                            ----      ----
            Partnership administration fee               $127,000  $120,000
            Management fee                                 29,000    25,000
            Reimbursement for administration expenses      30,000    50,000

         The Partnership also rents certain facilities from affiliates of the general partner. These rents amounted to approximately $40,000 for each of the periods ended June 30, 1997 and 1996.

3.       Mortgage Refinancing

         The mortgage loan encumbering the property was refinanced in February 1997. The new $23,600,000 floating rate note adjusts annually, depending on debt service coverage, to a rate between LIBOR plus 3.25%

         and LIBOR plus 3.75%. The rate at June 30, 1997 is approximately 9% (LIBOR plus 3.5%). The loan requires monthly payments of interest and principal based on a twenty year amortization schedule and matures in February 2000 with a balloon payment of approximately $22,343,000. The Partnership has two one year options to extend the debt. The Partnership paid approximately $702,000 in fees and expenses, including the purchase of an interest rate collar. The loan agreement also provides for an additional $600,000 draw down to be used for the construction of four cottages at the properties.

                                     7 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 1997

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

The level of liquidity based upon the Registrant's cash and cash equivalents experienced a $10,221,000 decrease at June 30, 1997, as compared to December 31, 1996. The decrease was primarily due to $6,446,000 used in investing activities and $3,232,000 used in financing activities. Investing activities consisted of $4,769,000 of improvements to property and equipment and $1,677,000 of cash transferred to restricted reserve accounts to be used for major capital improvements and to fund future operating deficits. Financing activities consisted of the satisfaction of the mortgage of $26,000,000 and payment of deferred costs, associated with the mortgage refinancing, of $702,000, which were partially offset by $23,600,000 of proceeds from the mortgage refinancing. At June 30, 1997, the Registrant's unrestricted cash reserves were $175,000 and the restricted cash balance was $2,419,000. Included in cash used in operating activities is $270,000 of additional interest paid to the previous lender upon satisfaction of the mortgage in accordance with the loan agreement.

In 1996, the Registrant initiated an extensive capital improvements program. This program includes bulkhead improvements, refurbishing hotel guest rooms at the White Elephant, Breakers and the Wharf Cottages; exterior painting of the Wharf Cottages; employee housing roof repairs; awning replacement; renovations of the hotel restaurants, lounges and meeting rooms; minor improvements to the commercial properties and construction of four new cottages containing twelve guest rooms (if permission is received from regulatory authorities). It is anticipated that $6,000,000 will be incurred during 1997 in connection with this program. As of June 30, 1997 the renovation of the restaurant and the common areas at the White Elephant and Breakers has been completed, together with the refurbishment of the guestrooms. For the six months ended June 30, 1997, $4,769,000 was spent on construction and capital improvements. The costs of these capital improvements are being financed from the net proceeds of approximately $6,300,000 from the offering of subscription rights completed in 1996.

The Registrant's $26,000,000 mortgage note, which was scheduled to mature on February 28, 1997, was refinanced in February 1997. The new $23,600,000 floating rate note adjusts annually, depending on debt service coverage, to a rate between LIBOR plus 3.25% and LIBOR plus 3.75%. The rate at June 30, 1997 is approximately 9% (LIBOR plus 3.5%). The loan requires monthly payments of interest and principal based on a twenty year amortization schedule and matures in February 2000 with a balloon payment of approximately $22,343,000. The Registrant has two one year options to extend the debt. The Registrant paid approximately $702,000 in fees and expenses, including the purchase of an interest rate collar. The loan agreement also provides for an additional $600,000 draw down to be used for the construction of new cottages.

                                     8 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Pursuant to the terms of the new loan, Sherburne is prohibited from making any distributions to its partners (including the Registrant) except for distributions by Sherburne to the Registrant from funds from operations of such amounts necessary to pay the Registrant's administrative fees, expenses and reimbursements as well as the General Partner's legal fees associated with Sherburne's properties. Upon a sale of a property, which is approved by the lender, Sherburne is permitted to distribute to its partners a portion of the net proceeds of such sale so long as certain loan to value ratios and other conditions are satisfied. As a result of the restrictions set forth in the loan agreement, the expansive capital improvement program instituted at the properties and the preferred return to be paid to the Preferred Unitholders, it is not expected that any distributions will be made to the Unitholders in the foreseeable future.

Results of Operations

The Partnerships total net loss decreased by $223,000 for the six months ended June 30, 1997, as compared to 1996.

Total revenue increased by $24,000 for the six months ended June 30, 1997, as compared to 1996, due to increases in hotel and restaurant operations of $68,000, which were partially offset by a decrease in boat basin operations of $42,000. Commercial rental operations remained relatively constant. Hotel operations increased due to an overall increase in the average room rate, while occupancy remained relatively constant. Restaurant revenue increased due to increased food and beverage prices following the renovation of the restaurant facilities. Boat basin operations declined due to decreased slip occupancy as a result of inclement weather in June 1997.

Operating expenses decreased by $224,000 for the six months ended June 30, 1997, as compared to 1996, primarily due to decreases in general and administrative of

$207,000, marketing and promotion of $112,000 and real estate taxes and insurance of $149,000 which were partially offset by increases in restaurant expenses of $81,000 and repairs and maintenance of $101,000. All other items remained relatively constant.

General and administrative expenses decreased primarily due to decreases in labor costs and professional fees. Marketing and promotion decreased due to decreases in payroll costs and an overall decrease in the managing agent's reservation fee structure. Real estate taxes decreased due to a tax abatement which resulted in a lower tax assessment compared to last year. Restaurant expenses increased primarily due to an increase in labor and associated costs. Repairs and maintenance increased due to an increase in painting and general maintenance expenses.

The increase of $25,000 in total other expenses was due to an increase in interest expense of $189,000 which was partially offset by an increase in interest income of $113,000 and other income of $51,000. Interest expense increased due to a payment of additional interest of $270,000 made to the previous lender in accordance with the loan agreement which was partially offset by a reduction in mortgage principal balance. Interest income increased due to an increase in restricted cash reserves available for investment.

The results of operations in future periods will differ from the results of operations for the period ended June 30, 1997, due to the seasonal nature of the Registrant's business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

                                     9 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 1997

Part II - Other Information

Item 6.         Exhibits and Reports on Form 8-K.

         (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) Reports on Form 8K: No report on Form 8-K was filed during the period.

                                    10 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 1997

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

                                    BY:      THREE WINTHROP PROPERTIES, INC.

                                             Managing General Partner

                                             BY:      /s/ Michael L. Ashner
                                                      -------------------------
                                                      Chief Executive Officer

                                             BY:      /s/ Edward V. Williams
                                                      -------------------------
                                                      Chief Financial Officer

                                             Dated: August 6, 1997

                                    11 of 11