Form 10QSB
period 1997-09-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1997-11-14
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865

               Nantucket Island Associates Limited Partnership
               -----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Massachusetts                              04-2948435
 ------------------------------------     ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

 Five Cambridge Center, Cambridge, MA                   02142-1493
 ------------------------------------      ------------------------------------
(Address of principal executive office)                 (Zip Code)

 Registrant's telephone number, including area code (617) 234-3000
                                                    --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                     1 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                         FORM 10-QSB SEPTEMBER 30, 1997
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets (Unaudited)

(In thousands, except unit data)

                                                   September 30,    December 31,
Assets                                                 1997            1996
                                                   -------------    ------------
Cash and cash equivalents                          $         175    $     10,396
Restricted cash                                            5,085             742
Accounts receivable less allowance for doubtful
   accounts of $22 (1997) and $23 (1996)                   1,121             496
Inventory                                                    343             272
Escrows and other current assets                           1,303             469
                                                   -------------    ------------
  Total current assets                                     8,027          12,375

Property and equipment, net of accumulated deprecation
   of $22,709 (1997) and $20,906 (1996)                   51,326          48,115

Deferred rent receivable                                     408             392
Deferred costs, net of accumulated amortization of
   $2,344 (1997) and $2,065 (1996)                         1,880           1,457
Deposits                                                      --             179
                                                   -------------    ------------
  Total assets                                     $      61,641   $      62,518
                                                   =============   =============
Liabilities and Partners' Equity

Accounts payable                                   $         238   $         146
Accrued expenses and other liabilities                       722             796
Advance deposits                                             473             150
Current maturity of long-term debt                           463          26,053
Accrued interest                                             398             428
                                                   -------------    ------------
  Total current liabilities                                2,294          27,573

Long-term debt                                            23,152             202
                                                   -------------    ------------
  Total liabilities                                       25,446          27,775
                                                   -------------    ------------
Commitments

Partners' equity:

  Limited partners' equity, 785 units authorized, issued,
     and outstanding                                      35,534          35,199
  Preferred limited partners' equity, 785 units
     authorized, issued, and outstanding                  11,015           9,921
  General partners' (deficit)                            (10,354)        (10,377)
                                                   -------------    ------------
  Total partners' equity                                  36,195          34,743
                                                   -------------    ------------
  Total liabilities and partners' equity           $      61,641   $      62,518
                                                   =============   =============

               See notes to consolidated financial statements.

                                   2 of 13

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                       FORM 10-QSB   SEPTEMBER 30, 1997

Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                     For the Nine Months Ended
                                                   September 30,   September 30,
                                                       1997            1996
                                                   -------------    ------------
Revenue:

  Hotel operations                                 $       6,163   $       5,772
  Restaurant operations                                    2,325           1,724
  Commercial rental operations                             3,287           3,109
  Boat basin operations                                    2,547           2,387
                                                   -------------    ------------
    Total revenue                                         14,322          12,992
                                                   -------------    ------------
Operating expenses:

  Hotel                                                    1,429           1,480
  Restaurant                                               2,022           1,560
  Commercial rental                                          229             244
  Boat basin                                                 912             817
  Other                                                      392             311
  Real estate taxes and insurance                            951           1,031
  General and administrative                               1,425           1,667
  Marketing and promotion                                    461             564
  Repairs and maintenance                                    985             828
  Utilities                                                  516             466
  Management fees                                            497             452
  Amortization                                               279             225
  Depreciation                                             1,803           1,692
                                                   -------------    ------------
    Total operating expenses                              11,901          11,337
                                                   -------------    ------------
Income from operations                                     2,421           1,655
                                                   -------------    ------------
Other income (expense):
  Interest income                                            180              44
  Other income                                               800             674
  Interest expense                                        (1,949)         (1,847)
                                                   -------------    ------------
    Total other (expense), net                              (969)         (1,129)
                                                   -------------    ------------
Net income                                         $       1,452   $         526
                                                   =============   =============
Net income allocated to general partners           $          23   $          26
                                                   =============   =============

Net income allocated to limited partners           $         335   $         500
                                                   =============   =============
Net income allocated to preferred limited partners $       1,094   $          --
                                                   =============   =============
Net income per Limited Partnership Unit            $      426.75   $      636.94
                                                   =============   =============

Net income per Limited Partnership Preferred Unit  $    1,393.63   $          --
                                                   =============   =============

               See notes to consolidated financial statements.

                                   3 of  13

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                       FORM 10-QSB   SEPTEMBER 30, 1997

Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                    For the Three Months Ended
                                                   September 30,   September 30,
                                                        1997            1996
                                                   -------------    ------------
Revenue:

  Hotel operations                                 $       4,691   $       4,329
  Restaurant operations                                    1,671           1,109
  Commercial rental operations                             1,970           1,790
  Boat basin operations                                    2,224           2,022
                                                   -------------    ------------
    Total revenue                                         10,556           9,250
                                                   -------------    ------------

Operating expenses:

  Hotel                                                      830             844
  Restaurant                                               1,282             901
  Commercial rental                                           78             100
  Boat basin                                                 699             598
  Other                                                      224             159
  Real estate taxes and insurance                            337             268
  General and administrative                                 631             666
  Marketing and promotion                                    171             162
  Repairs and maintenance                                    323             267
  Utilities                                                  228             195
  Management fees                                            287             254
  Amortization                                                98              75
  Depreciation                                               653             564
                                                   -------------    ------------
    Total operating expenses                               5,841           5,053
                                                   -------------    ------------
Income from operations                                     4,715           4,197
                                                   -------------    ------------

Other income (expense):
  Interest income                                             48              25
  Other income                                               523             448
  Interest expense                                          (555)           (642)
                                                   -------------    ------------
    Total other (expense), net                                16            (169)
                                                   -------------    ------------
Net income                                         $       4,731   $       4,028
                                                   =============   =============

Net income allocated to general partners           $         187   $         201
                                                   =============   =============
Net income allocated to limited partners           $       2,765   $       3,827
                                                   =============   =============
Net income allocated to preferred limited partners $       1,779   $          --
                                                   =============   =============
Net Income per Limited Partnership Unit            $    3,522.29   $    4,875.16
                                                   =============   =============
Net Income per Limited Partnership Preferred Unit  $    2,266.24   $          --
                                                   =============   =============

               See notes to consolidated financial statements.

                                   4 of  13

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                       FORM 10-QSB   SEPTEMBER 30, 1997

Consolidated Statement of Changes in Partners' Equity (Deficit) (Unaudited)

(In thousands, except unit data)

                                                                                Preferred
                                Units of     Preferred Units     Investor        Investor
                                Limited        of Limited        Limited          Limited         General         Total
                               Partnership    Partnership       Partners'        Partners'       Partners'       Partners'
                                Interest       Interest          Equity           Equity          Deficit         Equity
                               -----------   --------------    ----------       -----------     -----------     ------------
  Balance - January 1, 1997          785             785       $   35,199       $     9,921     $   (10,377)    $     34,743

  Net income                           -               -              335             1,094              23            1,452
                                 -----------   ------------    ------------     -------------   -------------   ------------
  Balance - September 30, 1997       785             785       $   35,534       $    11,015     $   (10,354)    $     36,195
                                 ===========   ===========     ============     ============    =============   ============



               See notes to consolidated financial statements.

                                   5 of 13

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                       FORM 10-QSB   SEPTEMBER 30, 1997

Consolidated Statements of Cash Flows  (Unaudited)


(In thousands)                                       For the Nine Months Ended
                                                   September 30,   September 30,
                                                       1997            1996
                                                   -------------    ------------
Cash Flows from Operating Activities:

Net income                                         $       1,452   $         344
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                             1,803           1,692
  Amortization                                               279             225

Changes in assets and liabilities:
  Accounts receivable                                       (624)           (280)
  Provision for doubtful accounts                             (1)            (36)
  Inventory                                                  (71)             69
  Escrows and other current assets                          (834)           (131)
  Deferred rent receivable                                   (16)            (43)
  Deposits                                                   179              (5)
  Accrued interest                                           (30)            (17)
  Accounts payable                                            92               9
  Accrued expenses and other liabilities                     (74)           (152)
  Advance deposits                                           323              99
                                                   -------------    ------------
  Net cash provided by operating activities                2,478           1,774
                                                   -------------    ------------
Cash Flows from Investing Activities:

  Expenditures for property and equipment                 (5,014)           (452)
  (Increase) in restricted cash reserves                  (4,343)         (1,210)
                                                   -------------    ------------
  Cash used in investing activities                       (9,357)         (1,662)
                                                   -------------    ------------
Cash Flows from Financing Activities:

  Loan from related party                                      -             600
  Satisfaction of mortgage                               (26,000)           (138)
  Proceeds from mortgage refinancing                      23,600              -
  Principal payments on long-term debt                      (240)             -
  Deferred costs paid at refinancing                        (702)             -
                                                   -------------    ------------
  Net cash (used in) provided by financing
    activities                                            (3,342)            462

                                                   -------------    ------------
Net (decrease) increase in cash and cash equivalents     (10,221)            574

Cash and cash equivalents, beginning of period            10,396             279
                                                   -------------    ------------
Cash and cash equivalents, end of period           $         175   $         853
                                                   =============   =============
Supplemental Disclosure of Cash Flow Information -
  Cash paid for interest                           $       1,979   $       1,838
                                                   =============   =============

               See notes to consolidated financial statements.

                                   6 of 13

             NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        FORM 10-QSB SEPTEMBER 30, 1997
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

         The results of operations for the nine months ended September 30, 1997 and 1996 are not indicative of the results to be expected for the full year, due to the seasonal nature of the Partnership's business.

2.       Related Party Transactions

         The following transactions with affiliates of the General Partner were charged to expense during the nine month periods ended September 30, 1997 and 1996:

                                                    For the Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                        1997            1996
                                                    -----------   ------------

         Partnership administration fee             $   190,000   $    179,000
         Management fee                                  70,000         62,000
         Reimbursement of administration expenses        32,000         36,000

         The Partnership also rents certain facilities from affiliates of the general partner. These rents amounted to approximately $60,000 for each of the periods ended September 30, 1997 and 1996.

3.       Mortgage Refinancing

         The mortgage loan encumbering the property was refinanced in February 1997. The new $23,600,000 floating rate note adjusts annually, depending on debt service coverage, to a rate between LIBOR plus 3.25% and LIBOR plus 3.75%. The rate at September 30, 1997 is approximately 9% (LIBOR plus 3.5%). The loan requires monthly payments of interest and principal based on a twenty year amortization schedule and matures in February 2000 with a balloon payment of approximately $22,343,000.

         The Partnership has two one year options to extend the debt. The Partnership paid approximately $702,000 in fees and expenses, including the purchase of an interest rate collar. The loan agreement also provides for an additional $600,000 draw down to be used for the construction of four cottages at the properties.

                                     7 of 13

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        FORM 10-QSB SEPTEMBER 30, 1997
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.        Allocation of Income

         In accordance with the amended partnership agreement, net income has been allocated, first, to the Preferred Unitholders, in an amount equal to the excess of the cumulative distributions made or to be made; second, to restore net loss previously allocated to the Preferred Unitholders; and the balance to the Unitholders and to the General Partner, to restore net loss previously allocated to them during the period that the Preferred Units were outstanding.

                                   8 of 13

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        FORM 10-QSB SEPTEMBER 30, 1997

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

The level of liquidity based upon the Registrant's cash and cash equivalents experienced a $10,221,000 decrease at September 30, 1997, as compared to December 31, 1996. The decrease was due to $9,357,000 used in investing activities and $3,342,000 used in financing activities which was partially offset by $2,478,000 of cash provided by operating activities. Investing activities consisted of $5,014,000 of improvements to property and equipment and $4,343,000 of cash transferred to restricted reserve accounts to be used for major capital improvements and to fund future operating deficits. Financing activities consisted of the satisfaction of the mortgage of $26,000,000 and payment of deferred costs of $702,000, associated with the mortgage refinancing. These payments were partially offset by $23,600,000 of proceeds from the mortgage refinancing. At September 30, 1997, the Registrant's unrestricted cash reserves were $175,000 and the restricted cash balance was $5,085,000. Included in cash used in operating activities is $270,000 of additional interest paid to the previous lender upon satisfaction of the mortgage in accordance with the loan agreement.

In 1996, the Registrant initiated an extensive capital improvements program. This program includes bulkhead improvements, refurbishing hotel guest rooms at the White Elephant, Breakers and the Wharf Cottages; exterior painting of the Wharf Cottages; employee housing roof repairs; awning replacement; renovations of the hotel restaurants, lounges and meeting rooms; minor improvements to the commercial properties and construction of four new cottages containing twelve guest rooms. As of September 30, 1997 the renovation of the restaurant and the common areas at the White Elephant and Breakers has been completed, together with the refurbishment of most of the guestrooms. A substantial portion of the bulkhead improvement work was completed prior to the 1997 summer season. The balance of the bulkhead improvements are anticipated to be completed in early 1998. Zoning approval necessary to construct the four new cottages was obtained in September, 1997. Construction of the cottages is being deferred until after the 1998 summer season. For the nine months ended September 30, 1997, $5,014,000 was spent on construction and capital improvements. The cost of these capital improvements is being financed from the net proceeds from the offering of subscription rights completed in 1996.

The Registrant's $26,000,000 mortgage note, which was scheduled to mature on February 28, 1997, was refinanced in February 1997. The new $23,600,000 floating rate note adjusts annually, depending on debt service coverage, to a rate between LIBOR plus 3.25% and LIBOR plus 3.75%. The rate at September 30, 1997 is approximately 9% (LIBOR plus 3.5%). The loan requires monthly payments of interest and principal based on a twenty year amortization schedule and matures in February 2000 with a balloon payment of approximately $22,343,000. The Registrant has two one year options to extend the debt. The Registrant

                                   9 of 13

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        FORM 10-QSB SEPTEMBER 30, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

paid approximately $702,000 in fees and expenses, including the purchase of an interest rate collar. The loan agreement also provides for an additional $600,000 draw down to be used for the construction of new cottages.

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

Results of Operations

The Partnerships total net income increased by $926,000 for the nine months ended September 30, 1997, as compared to 1996.

Total revenue increased by $1,330,000 for the nine months ended September 30, 1997, as compared to 1996, due to increases in hotel and restaurant operations of $992,000, commercial rental operations of $178,000 and boat basin operations of $160,000. Hotel operations increased due to an overall increase in the average room rate, while occupancy remained relatively constant. Restaurant revenue increased due to increased food and beverage prices and substantially higher volume of business following the renovation of the restaurant facilities. Commercial rental revenue increased due to an increase in rental rates. Boat basin revenue increased due to favorable weather, as compared to 1996.

Operating expenses increased by $564,000 for the nine months ended September 30, 1997, as compared to 1996, primarily due to increases in restaurant expenses of $462,000, boat basin expenses of $95,000, other expenses of $81,000, depreciation expense of $111,000, and repairs and maintenance of $157,000 which were partially offset by decreases in real estate taxes and insurance of $80,000, general and administrative of $242,000 and marketing and promotion of $103,000.

Restaurant expenses increased due to increases in labor and associated costs associated with repositioning of the restaurant at the White Elephant. Boat basin expenses increased due to an increase in fuel and oil costs. Other expenses increased due to increases in employee housing costs. Repairs and maintenance increased due to general repairs and maintenance on employee housing. The increase in depreciation expense is due to fixed asset improvements of $5,014,000 being made in the period ended September 30, 1997. Real estate taxes and insurance declined due to a tax refund received in 1997. General and administrative expenses declined due to a decrease in administrative salaries. Marketing and promotion expenses declined due to a phase out of the marketing director position and a reduction in advertising expense.

                                   10 of 13

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        FORM 10-QSB SEPTEMBER 30, 1997

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Interest income increased by $136,000 due to an increase in restricted cash reserves available for investment. Other income increased by $126,000 primarily due to the receipt of $49,000 for an easement and due to an increase in employee housing reimbursement received of $16,000. Interest expense increased due to a one time payment of additional interest of $270,000 made to the previous lender in accordance with the prior loan agreement, which was partially offset by a reduction in mortgage principal balance.

The results of operations in future periods will differ from the results of operations for the period ended September 30, 1997, due to the seasonal nature of the Registrant's business. Inflation and changing economic conditions, as well as weather conditions, could also affect occupancy levels, rental rates and operating expenses.

                                   11 of 13

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        FORM 10-QSB SEPTEMBER 30, 1997

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          (b) Reports on Form 8K: No report on Form 8-K was filed during the period.

                                   12 of 13

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        FORM 10-QSB SEPTEMBER 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BY:      THREE WINTHROP PROPERTIES, INC.
                                      ________________________________________

                                      Managing General Partner



                                      BY:      /s/ Michael L. Ashner
                                      ________________________________________
                                               Chief Executive Officer



                                      BY:      /s/ Edward V. Williams
                                      ________________________________________
                                               Chief Financial Officer


                                      Dated: November 12, 1997

                                   13 of 13