Form 10KSB
period 1997-12-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1998-03-30
CIK 832479

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d)
                   of Securities Exchange Act of 1934

                                                               Commission File
For the fiscal year ended December 31, 1997                    Number  0-16865
                          -----------------                            -------

                NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
                -----------------------------------------------
 (exact name of small business issuer as specified in its charter)

        Massachusetts                                    04-2948435
----------------------------                 ---------------------------------
(State of organization)                      (IRS Employer Identification No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts               02142
-------------------------------------------------------            -----------
   (Address of principal executive offices)                        (Zip  Code)

Registrant's telephone number including area code:             (617) 234-3000
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                            (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $17,119,000.

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                  None

                                 PART I

Item 1.  Description of Business.

Development

         Nantucket Island Associates Limited Partnership (the "Registrant") was organized on December 17, 1986, under the laws of the State of Delaware for the purpose of owning a 99.98% beneficial interest in Sherburne Associates ("Sherburne"), a Massachusetts general partnership that owns and operates a portfolio of properties located on Nantucket Island, Massachusetts. This portfolio includes two hotels (the Harbor House and White Elephant Hotel), 24 rental units located in the Wharf Cottages, 48 retail buildings, the Nantucket Boat Basin (accommodating 242 yachts) and employee housing for approximately 150 persons (collectively, the "Properties"). The interest in Sherburne is held through a 99.99% general partnership interest in NIA Operating Associates Limited Partnership, a Massachusetts limited partnership ("NIA") which owns a 99.99% general partnership interest in Sherburne. The general partner of the Registrant is Three Winthrop Properties, Inc., a Massachusetts corporation ("Three Winthrop" or the "General Partner") (see "Change in Control").

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

         Profits and losses of the Registrant from normal operations had been allocated 95% to the Limited Partners and 5% to Three Winthrop from January 1, 1994 through November 8, 1996. In connection with the Rights offering, however, the Agreement of Limited Partnership of the Registrant was amended and restated to provide for, among other things,
(i) losses to be allocated 5% to the General Partner and 95% to the limited partners (including the holders of Preferred Units) in proportion to and to the extent of their positive capital account balances, (ii) a cumulative preferred annual return of 8% per Preferred Unit which is to be paid out of available cash flow, and (iii) a priority distribution to holders of Preferred Units from net proceeds from a capital transaction or upon liquidation of Registrant (which distribution is prior to any distributions on account of non-preferred limited partnership interests and to the general partner) equal to 250% of the initial capital invested by such holders for each Preferred Unit.

         The Registrant acquired its interest in Sherburne in December 1986 from unrelated third parties ("Sellers"). The purchase price was approximately $50.6 million, of which approximately $31.1 million was paid in cash, approximately $8.4 million was paid by the issuance of a promissory note from the Registrant to an affiliate of the Sellers and the remaining approximately $11.1 million was paid by the assumption of certain mortgages and other debts of Sherburne Associates. The Registrant remains obligated to make a contingent purchase price payment to the Sellers upon the sale or refinancing of the properties dependent upon the ultimate proceeds realized. See "Item 7, Financial Statements -
Note 6."

         The Registrant's sole business is to own and operate the Properties through its interest in Sherburne, with a view toward preserving and protecting partnership capital and increasing capital appreciation and cash distributions until such time that a sale of all or any portion of the Properties appears to be advantageous to the Registrant. See "Item 2, Description of Properties" for information with respect to the Properties. In this regard, the Registrant is currently marketing its Properties, other than the retail buildings, for sale. It is expected that these Properties will be sold, if at all, during the second or third quarter of 1998.

Employees

         None of the Registrant, NIA nor Sherburne has employees. Services are performed for the Registrant, NIA and Sherburne by their respective general partners and the agents retained by them. Winthrop Management LLC, an affiliate of the General Partner, oversees the direct day-to-day management of the Registrant's commercial properties. Management of the hotels, the Wharf Cottages and the Boat Basin is performed by Interstate Hotels Corporation, which is not affiliated with the General Partner.


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

Change in Control

         On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty. Winthrop Financial Associates, A Limited Partnership ("WFA"), which is the controlling shareholder of the sole shareholder of the General Partner, owns the remaining thirty-five percent (35%) limited partnership interest. As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn was, until October 27, 1997, the sole, and currently is the managing, general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partner. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers and directors. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

Item 2.  Description of Properties.

         The Registrant does not own any property other than its general partnership interest in Sherburne. The following sets forth certain information with respect to the Properties.

         Sherburne operates the Properties using four different operating units relating to the Nantucket hotel and leisure industry: hotel, hotel restaurant, boat basin and commercial rental properties. The hotels consist of the Harbor House Hotel, the White Elephant Hotel and the Wharf Cottages (the "Hotels"), as well as related employee housing; the hotel restaurants consist of the Regatta and Hearth restaurants located within the White Elephant and Harbor House hotels, respectively; the boat basin (the "Boat Basin") consists of the Nantucket Boat Basin dockage activity; and the commercial rental (the "Commercial Rental") consists of the properties leased to retail, restaurant and other tenants. See "Item 6, Management's Discussion and Analysis or Plan of Operation" for

information with respect to the marketing for the sale of the Properties other than the Commercial Rental.

         The following tables set forth the acquisition date, use, either the number of units or rooms or total rentable square feet, and original purchase price for the Properties:

                                             Units/Rooms/
                             Acquisition     Square Feet/     Acquisition
Property Name                Date            Dock Slips       Cost
------------                 ----            ----------       ----

Harbor House Hotel           12/86                112         $7,122,264
White Elephant Hotel         12/86                 82          5,435,412
Wharf Cottages/Employee      12/86                 24          6,583,221
  Housing
Nantucket Boat Basin         12/86                242          6,582,472
Commercial Rental            12/86             80,419         24,901,631

         Sherburne's business is highly seasonal, being dependent in large part upon the level of tourism on Nantucket Island. During the winter, the level of tourism on Nantucket drops substantially and, accordingly, portions of the Properties are operated only on a seasonal basis. The tourist industry on Nantucket is highly competitive. The various commercial properties owned by Sherburne Associates face different types and levels of competition. While there are more than 150 hotels, inns, motels and guest houses on Nantucket Island, the General Partner believes that, based on comparable rates, location, amenities and size, the Hotels compete directly with only two other hotels on Nantucket Island.

         The following table sets forth the average annual occupancy rate and, as applicable, either the monthly per unit, the daily average room rate, the monthly average dock slip rental rate or the average monthly per square foot rate at the Registrant's properties for the years ended December 31, 1997 and 1996:

                                                              Average
                                                             Occupancy
                             Average Rate                      Rate
                             ------------                      ----
                            1997        1996            1997        1996
                            ----        ----            ----        ----

The Hotels (1)              $250        $228            36.4%       36.6%
Nantucket Boat Basin        N/A         N/A             N/A         N/A
Commercial Rental           $41.94      $41.68          100%        100%

(1) Represents the collective average rate and occupancy at The Harbor House Hotel, White Elephant Hotel and Wharf Cottages.


         The mortgage loan encumbering Sherburne's properties was refinanced in February 1997. The new $23,600,000 floating rate note adjusts annually, depending on debt service coverage, to a rate between LIBOR plus 3.25% and LIBOR plus 3.75%. The rate on the loan at March 1, 1998 was LIBOR plus 3.5% (approximately 9.375%). As a condition to the loan, Sherburne purchased interest rate protection in the form of an interest rate "Collar" arrangement. The Collar arrangement effectively eliminates Sherburne's exposure to any increase in the LIBOR rate above 7% and caps Sherburne's benefit from any decrease in the LIBOR rate below 5%. The loan requires monthly payments of interest and principal based on a 20 year amortization schedule and matures in February 2000 with a balloon payment of approximately $22,343,000. The Registrant has two one year options to extend the loan. The loan documents prohibit Sherburne from making any distributions to its partners except in certain instances. See "Item 6, Management's Discussion and Analysis or Plan of Operation". The Registrant paid approximately $703,000 in fees and expenses, including the cost of the interest rate Collar. The loan agreement also provides for an additional $600,000 draw down to be used for the construction of four new cottages (containing 12 guest rooms) at the White Elephant Hotel. At present, Sheburne has not begun construction of these new cottages. As a condition to the making of this loan, the Registrant, NIA and Three Winthrop were required to unconditionally guaranty the payment of all amounts due under the loan and WFA was required to unconditionally guaranty the payment of 25% of the principal amount of the loan.

         The following table sets forth certain information concerning lease expirations at the Commercial Rental (assuming no renewals for the period from January 1, 1998 through December 31, 2007):

        # of Tenants
           Whose        Aggregate SF    Annualized Rental   Percentage of
          Leases         Covered by        for Leases      Total Annualized
          Expire      Expiring Leases      Expiring             Rental
        ------------  ---------------   -----------------  ----------------

1998        46             42,409           $1,471,227           44.22%
1999        19             12,741              977,500           50.67%
2000        12              9,096              469,347           46.74%
2001         5             13,800              446,600           80.49%
2002         1                373               24,500           21.68%
2003         -                  -                    -            -
2004         1              2,000               84,500          100.00%
2005         -                  -                    -            -
2006         -                  -                    -            -
2007         -                  -                    -            -

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Partnership's properties taken as a whole as of December 31, 1997:


       Gross
      Carrying       Accumulated                             Federal
       Value         Depreciation      Rate       Method     Tax Basis
       -----         ------------      ----       ------     ---------

$74,152,000          $23,269,000       Var.        S/L       $46,344,000

         The following table sets forth the realty tax rate and realty taxes paid for each Property in 1997:

Property                            Tax Rate                  Taxes Paid
--------                            --------                  ----------

Harbor House Hotel               6.74 and 12.58/1000         $ 97,509
White Elephant Hotel             6.74 and 12.58/1000           81,954
Wharf Cottage/Boat Basin         5.80/1000                     31,071
Commercial Rental                9.71/1000                    346,303

         The Registrant believes that its Properties are adequately insured.

         For information with respect to capital improvements performed at the Properties in 1997 and anticipated capital improvements in 1998, see "Item 6, Management's Discussion and Analysis or Plan of Operation."

         In addition to the Capital Improvement Program and ongoing capital improvements, during the last five years certain renovations have been required as a result of damage caused by natural disasters.

         During the formation of the Registrant an engineering study was performed which revealed that petroleum hydrocarbon products had leaked out of five separate portions of the Properties (the "sites"). Under applicable Massachusetts law, the owner of the property on which such hazardous wastes have been released is responsible for the entire cost of cleaning up such wastes. In connection with the Registrant's acquisition of Sherburne, the Sellers agreed to indemnify the Registrant for one-half of the costs of an environmental cleanup of the Properties, up to an aggregate payment by the Sellers of $1.25 million. As of December 31, 1997, Sherburne Associates' cumulative share of the environmental cleanup totaled approximately $117,000. These costs included removal of old gasoline tanks, installation of monitoring wells and installation of recovery wells, as well as professional fees paid to engineers who analyzed the potential future costs of cleaning up the Properties and who also served as representatives of the Registrant in discussions with Massachusetts environmental officials.

         Two of the five sites have been deleted from the Department of Environmental Protection's ("DEP") active files and, one site has been closed with a waiver completion statement. Risk assessments were completed on the remaining two sites. The two sites qualified for temporary closure which states that a temporary solution has been achieved. Periodic evaluations of conditions at both sites must continue. It is anticipated that it may take a prolonged period of time to reach a final closure at both sites.


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

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no established trading market for the Units. As of March 1, 1998, there were 882 holders of 785 outstanding limited partnership units (the "Units"). In addition, the Registrant's partnership agreement places significant restrictions on the rights of Limited Partners to transfer or assign their interests in the Registrant. Accordingly, transfers of Units and Preferred Units are infrequent and occur only through private transactions.

         For information as to allocations of profit and loss and distributions to the holders of Units and Preferred Units see Item 1, "Description of Business."

         There are no restrictions on the Registrant's present or future ability to make distributions to its partners. However, pursuant to the new loan documents, Sherburne is prohibited from making distributions to its partners except in limited circumstances. In light of the extensive capital improvement project ongoing at the Properties, no distributions were paid or accrued for 1997 or 1996. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the potential sale of the Properties and Registrant's ability to make future distributions.

Item 6.  Management's Discussion and Analysis or Plan of Operation


         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

         The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The seasonal nature of the Registrant's business results in the Registrant having to supplement deficiencies in its cash flows with its reserves during the first, second and fourth quarters of each year.

         In January 1998, the General Partner of the Registrant hired an unaffiliated third party broker to market for sale all the Properties with the exception of the 48 retail buildings (the "Properties") as the General Partner believes that, as a result of the recent renovation to the Properties, improvements in the hotel industry and the recovery of the overall area economy, the Properties are well positioned for sale. The commercial rental properties owned by the Registrant are not being marketed for sale as the General Partner believes that the rental market will continue to improve and that marketing the commercial rental properties today would be premature. As a result of the restrictions set forth in the loan agreement, the expansive capital improvement program instituted at the properties and the preferred return to be paid to the Preferred Unitholders, it is not expected that any distributions will be made to the Unitholders from the sale of the Properties. Future distributions to the Unitholders will be dependent on the commercial properties rental operations.

         The level of liquidity based upon the Registrant's cash and cash equivalents experienced a $10,221,000 decrease at December 31, 1997, as compared to December 31, 1996. The Registrant's $9,226,000 used in investing and $3,458,000 used in financing activities was partially offset by $2,463,000 provided by operating activities. Financing activities consisted of the satisfaction of the mortgage of $26,000,000 and payment of deferred costs of $703,000, associated with the mortgage refinancing. These payments were partially offset by $23,600,000 of proceeds from the mortgage refinancing. Investing activities consisted of $5,131,000 of improvements to property and equipment and $4,095,000 of cash transferred to restricted reserve accounts to be used for major capital improvements, debt service payments and to fund future operating deficits. Included in cash used in operating activities is $270,000 of additional interest paid to the previous lender upon satisfaction of the mortgage in accordance with the loan agreement. At December 31, 1997, the Registrant's unrestricted cash reserves were $175,000 and the restricted cash balance was $4,837,000.

         In order to fund required capital improvements, reduce the Registrant's indebtedness (including repayment of an outstanding loan to the General Partner) and increase working capital, the General Partner determined that it was necessary to increase the Registrant's equity by means of an offering of subscription rights (the "Rights") to holders of limited partner interests (the "Unitholders") to purchase preferred partnership units (the "Preferred Units") at a cost of $13,333 per Right. The Registrant filed offering materials with the Securities and Exchange Commission and commenced the offering during the third quarter of 1996. An affiliate of the General Partner agreed to subscribe for all Preferred Units which were not subscribed for by the Unitholders. The Offering closed on November 8, 1996 and the Registrant received gross proceeds of approximately $10,466,000 from the sale of the Preferred Units, including those Preferred Units acquired by an affiliate of the General Partner.

         In 1996, the Registrant initiated an extensive capital improvements program. This program includes bulkhead improvements, refurbishing hotel guest rooms at the White Elephant, Breakers and the Wharf Cottages; exterior painting of the Wharf Cottages; employee housing roof repairs; awning replacement; renovations of the hotel restaurants, lounges and meeting rooms and minor improvements to the commercial properties. As of December 31, 1997, the renovation of the restaurant and the common areas at the White Elephant and Breakers have been completed, together with the refurbishment of most of the guestrooms. A substantial portion of the bulkhead improvement work was completed prior to the 1997 summer season. The balance of the bulkhead improvements are anticipated to be completed in early 1998. For the twelve months ended December 31, 1997, $5,131,000 was spent on construction and capital improvements. The cost of these capital improvements is being financed from the net proceeds from the offering of subscription rights completed in 1996.

         The Registrant expects to incur approximately $1,300,000 during 1998 for capital improvements, including, bulkhead replacement at the boat basin. Some of these improvements will be financed from the balance of the 1996 Rights Offering.

         The Registrant's $26,000,000 mortgage note, which was scheduled to mature on February 28, 1997, was refinanced in February 1997. The new $23,600,000 floating rate note adjusts annually, depending on debt service coverage, to a rate between LIBOR plus 3.25% and LIBOR plus 3.75%. The current rate is LIBOR plus 3.5%. The rate at December 31, 1997 was 9.375%. The loan requires monthly payments of interest and principal based on a 20 year amortization schedule and matures in

February 2000 with a balloon payment of approximately $22,343,000. The Registrant has two one year options to extend the debt. The Registrant paid approximately $703,000 in fees and expenses, including the purchase of an interest rate collar. The loan agreement also provides for an additional $600,000 draw down to be used for the construction of new cottages.

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

         The Registrant is dependent upon the General Partner and the management agent for management and administrative services. The General Partner and the managing agent have completed an assessment and believe that their computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Registrant will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations

         The Registrant's net loss for the year ended December 31, 1997, was approximately $18,000 as compared to a net loss of approximately $978,000 for the year ended December 31, 1996.

         Total revenue increased by $1,639,000 for the year ended December 31, 1997, as compared to 1996, due to increases in hotel and restaurant operations of $1,346,000, commercial rental operations of $111,000 and boat basin operations of $182,000. Hotel operations increased due to an overall increase in the average room rate while the occupancy remained relatively stable. Restaurant revenue increased due to increased food and beverage prices and substantially higher volume of business following the renovation of the restaurant facilities. Commercial rental revenue increased due to an increase in rental rates. Boat basin revenue increased due to favorable weather, as compared to 1996.

         Operating expenses increased by $703,000 for the year ended December 31, 1997, as compared to 1996, due to increases in restaurant expenses of $787,000, boat basin expenses of $94,000, depreciation and amortization expenses of $132,000, and management and administrative expenses of $57,000 which were partially offset by decreases in hotel expenses of $220,000, commercial rental expenses of $90,000 and real estate taxes of $76,000.

         Restaurant expenses increased due to an increase in labor and costs associated with repositioning of the restaurant at the White Elephant. Boat basin expenses increased due to an increase in electric, fuel and oil costs. Depreciation expense increased due to fixed assets of $2,804,000 being placed in service in 1997 and amortization expense increased due to an increase in deferred costs associated with the refinancing in 1997. Management and administrative expenses increased primarily due to an increase in management fees, which increased due to an increase in revenues. Hotel costs decreased primarily due to decreases in laundry costs and reservation expenses. Commercial rental expenses decreased due to decreases in labor costs. Real estate taxes decreased due to a real tax refund received for the prior years in the current year.

         Interest income increased by $131,000 due to an increase in restricted cash reserves available for investment. Interest expense increased due to a one time payment of additional interest of $270,000 made to the previous lender in accordance with the prior loan agreement, which was partially offset by a reduction in mortgage principal balance.

         The results of operations in future years may differ from the results of operations for the year ended December 31, 1997, as weather conditions could adversely affect operating results due to the short seasonal nature of the resort business. Inflation and changing economic conditions could also effect occupancy levels, rental rates and operating expenses.

Item 7.   Financial Statements

                             FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                        Page
                                                                        ----
Independent Auditors' Report .....................................       F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 1997 and 1996......       F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1997 and 1996 .......................................       F-4

Consolidated Statements of Partners' Equity (Deficit)
for the Years Ended December 31, 1997 and 1996 ...................       F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997 and 1996 .......................................       F-6

Notes to Consolidated Financial Statements .......................       F-7

                         Independent Auditors' Report

To the Partners
Nantucket Island Associates Limited Partnership and Subsidiaries
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Nantucket Island Associates Limited Partnership (the "Partnership") and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Island Associates Limited Partnership and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                /s/ Imowitz Koenig & Co., LLP

New York, New York
February 2, 1998

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Unit Data)

                                                                           DECEMBER 31,
                                                           ---------------------------------------------

ASSETS                                                             1997                     1996
                                                           ---------------------    --------------------
Cash and cash equivalents                                  $                175     $            10,396
Restricted cash                                                           4,837                     742
Accounts receivable, less allowance for doubtful
   accounts of $42 (1997) and $23 (1996)                                    248                     496
Receivable from related parties                                               -                      74
Inventories                                                                 313                     272
Prepaid expenses and other current assets                                   414                     395
                                                           ---------------------    --------------------

     Total current assets                                                 5,987                  12,375

Property and equipment, net of accumulated depreciation
   of $23,269 (1997) and $20,906 (1996)                                  50,883                  48,115

Deferred rent receivable                                                    386                     392
Deferred costs, net of accumulated amortization of
   $2,443 (1997) and $2,065 (1996)                                        1,782                   1,457
Other assets                                                                564                     179
                                                           ---------------------    --------------------

         Total assets                                      $             59,602     $            62,518
                                                           =====================    ====================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and other liabilities                     $              1,377     $             1,520
Current maturity of  long-term debt                                         470                  26,053
                                                           ---------------------    --------------------

     Total current liabilities                                            1,847                  27,573

Long-term debt                                                           23,031                     202
                                                           ---------------------    --------------------

         Total liabilities                                               24,878                  27,775
                                                           ---------------------    --------------------

Commitments


Partners' equity:
     Limited partners equity; 785 units authorized,
     issued, and outstanding                                             35,186                  35,199

     Preferred limited partners equity, 785 units
     authorized, issued, and outstanding                                  9,916                   9,921

     General partners' (deficit)                                        (10,378)                (10,377)
                                                           ---------------------    --------------------

         Total partners' equity                                          34,724                  34,743
                                                           ---------------------    --------------------

         Total liabilities and partners' equity            $             59,602     $            62,518
                                                           =====================    ====================

                See notes to consolidated financial statements.

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Unit Data)


                                                                     DECEMBER 31,
                                                     ---------------------------------------------

                                                             1997                    1996
                                                     ---------------------    --------------------
Revenue:

     Hotel operations                                $              7,672     $             7,071
     Restaurant operations                                          2,765                   2,020
     Commercial rental operations                                   4,026                   3,915
     Boat basin operations                                          2,656                   2,474
                                                     ---------------------    --------------------

         Total revenue                                             17,119                  15,480
                                                     ---------------------    --------------------

Operating expenses:

     Hotel                                                          4,473                   4,693
     Restaurant                                                     3,426                   2,639
     Commercial rental                                                595                     685
     Boat basin                                                     1,838                   1,744
     Bad debt expense                                                  32                      15
     Real estate taxes                                                619                     695
     Insurance                                                        555                     553
     Management and administrative                                    604                     547
     Amortization                                                     232                     169
     Depreciation                                                   2,363                   2,294
                                                     ---------------------    --------------------

         Total operating expenses                                  14,737                  14,034
                                                     ---------------------    --------------------

Income from operations                                              2,382                   1,446
                                                     ---------------------    --------------------

Other income (expense):
     Interest income                                                  250                     119
     Other income (expense)                                             -                      39
     Interest expense                                              (2,650)                 (2,582)
                                                     ---------------------    --------------------


         Total other income (expense), net                         (2,400)                 (2,424)
                                                     ---------------------    --------------------

Net loss                                             $                (18)    $              (978)
                                                     =====================    ====================

Net loss allocated to general partners               $                 (1)    $               (12)
                                                     =====================    ====================

Net loss allocated to limited partners               $                (13)    $              (629)
                                                     =====================    ====================

Net loss allocated to preferred limited partners     $                 (4)    $              (337)
                                                     =====================    ====================

Net Loss per Limited Partnership Unit                $             (16.56)    $           (801.27)
                                                     =====================    ====================

Net Loss per Limited Partnership Preferred Unit      $              (5.10)    $           (429.30)
                                                     =====================    ====================

                See notes to consolidated financial statements.

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996
                       (In Thousands, Except Unit Data)

                                                                                   Preferred
                                 Units of     Preferred Units     Investor         Investor
                                 Limited         of Limited        Limited          Limited          General           Total
                               Partnership      Partnership       Partners'        Partners'        Partners'        Partners'
                                 Interest         Interest         Equity           Equity           Deficit          Equity
                              -------------    -------------    -------------    -------------    -------------    -------------
Balance - January 1, 1996               785                -    $      35,828    $           -    $     (10,365)   $      25,463

Capital Contributions                     -              785                            10,466                            10,466

Syndication Costs                                                                         (208)                             (208)

Net loss                                  -                -             (629)            (337)             (12)            (978)
                              -------------    -------------    -------------    -------------    -------------    -------------

Balance - December 31, 1996             785              785    $      35,199    $       9,921    $     (10,377)   $      34,743

Syndication Costs                                                                           (1)                               (1)

Net loss                                                                  (13)              (4)              (1)             (18)
                              -------------    -------------    -------------    -------------    -------------    -------------

Balance - December 31, 1997             785              785    $      35,186    $       9,916    $     (10,378)   $      34,724
                              =============    =============    =============    =============    =============    =============

                See notes to consolidated financial statements

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                           DECEMBER 31,
                                                           ---------------------------------------------

                                                                     1997                  1996
                                                           ---------------------    --------------------
CASH FLOWS FROM  OPERATING ACTIVITIES:

Net loss                                                   $                (18)    $              (978)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization                                        2,741                   2,593
     Provision for bad debts                                                 19                     (26)

Changes in operating assets and liabilities:

         Accounts receivable                                                229                    (110)
         Receivables from related parties                                    74                      50
         Inventories                                                        (41)                    101
         Prepaid expenses and other current assets                          (19)                    (59)
         Deferred rent receivable                                             6                     (46)
         Other assets                                                      (385)                     (7)
         Accounts payable and other liabilities                            (143)                   (314)
                                                           ---------------------    --------------------

Net cash provided by operating activities                                 2,463                   1,204
                                                           ---------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     (Increase) decrease in restricted cash reserves                     (4,095)                    374
     Expenditures for property and equipment                             (5,131)                   (959)
                                                           ---------------------    --------------------

Net cash used in investing activities                                    (9,226)                   (585)
                                                           ---------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Satisfaction of mortgage                                           (26,000)                      -
     Proceeds from mortgage refinancing                                  23,600                       -
     Principal payments on long-term debt                                  (354)                   (760)
     Deferred costs paid at refinancing                                    (703)                      -
     Capital contributions                                                    -                  10,466
     Syndication costs                                                       (1)                   (208)
                                                           ---------------------      ------------------


Net cash (used in) provided by financing activities                      (3,458)                  9,498
                                                           ---------------------    --------------------

Net (decrease) increase in cash and cash equivalents                    (10,221)                 10,117

Cash and cash equivalents, beginning of year                             10,396                     279
                                                           ---------------------    --------------------

Cash and cash equivalents, end of year                     $                175     $            10,396
                                                           =====================    ====================

Supplemental Information -
     Cash paid for interest                                $              2,527     $             2,466
                                                           =====================    ====================

                See notes to consolidated financial statements.

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

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

         The general partner of the Partnership is Three Winthrop Properties, Inc. ("Three Winthrop" or the "General Partner"), a wholly owned subsidiary of First Winthrop Corporation ("First Winthrop"). First Winthrop is controlled by Winthrop Financial Associates, a Limited Partnership ("WFA").

         In order to fund required capital improvements, reduce the Partnership's indebtedness (including repayment of an outstanding loan to the General Partner - see Note 5) and increase working capital, the General Partner determined that it was necessary to increase the Partnership's equity by means of an offering of subscription rights (the "Rights") to holders of limited partner interests (the "Unitholders") to purchase preferred partnership units (the "Preferred Units") at a cost of $13,333 per Right. The Partnership filed offering materials with the Securities and Exchange Commission and commenced the offering during the third quarter of 1996. An affiliate of the General Partner agreed to subscribe for all Preferred Units which were not subscribed for by the Unitholders. The Offering closed on November 8, 1996 and the Partnership received gross proceeds of approximately $10,466,000 from the sale of the Preferred

         Units, including those Preferred Units acquired by an affiliate of the General Partner.

         The Partnership Agreement provides that the Partnership may sell additional limited partnership interests to raise additional equity, if the General Partner determines that such additional funds are required.

         Through October 31, 1996, income and losses of the Partnership from operations were allocated 95% to the limited partners and 5% to the General Partner. In accordance with the amended partnership agreement (the "Agreement"), effective November 8, 1996 and while the Preferred Units are outstanding, losses are allocated 5% to the General Partner and 95% to the limited partners, in proportion to and to the extent of the positive balances in the limited partners' capital accounts. The Agreement also provides that while the Preferred Units are outstanding, cash flow from operations and capital proceeds (as defined in the Agreement) shall be distributed first to the Preferred Unitholders in an amount equal to a cumulative annual 8% compounded return on their preferred invested capital; and in the case of capital proceeds only, second, to the Preferred Unitholders in a cumulative amount equal to $33,333 per Preferred Unit. Cash flow is then distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their invested capital (as defined in the Agreement) and the balance, if any, 95% to the limited partners, and 5% to the General Partners. Cash distributions from a Non-Terminating Capital Transaction will be distributed in accordance with the partnership agreement.

         In January 1998, the General Partner hired an unaffiliated third party broker to market for sale all of the Partnership's properties, with the exception of the 48 retail buildings, as the General Partner believes that, as a result of the recent renovation to the properties, improvements in the hotel industry and the recovery of the overall area economy, the properties are well positioned for sale. The gross carrying amount of the properties to be sold at December 31, 1997, was approximately $52,000,000 and the accumulated depreciation was approximately $17,000,000.

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

         Advertising

         The Partnership expenses the costs of advertising as incurred. Advertising expense, which is included in hotel, restaurant, commercial rental and boat basin operating expenses, was approximately $568,000 and $688,000 for the years ended
         December 31, 1997 and 1996, respectively.

         Property and Equipment

         Property and equipment is carried at cost, adjusted for depreciation and impairment of value. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Partnership's adoption of the SFAS in 1996 had no effect on the consolidated financial statements.

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

         Deferred Costs

         Deferred costs consist of mortgage and costs related to the acquisition of the Partnership's investment Properties.

         Deferred mortgage costs which consist of an interest rate collar, commitment fee, legal and professional fees, and title insurance, are amortized using the straight-line method over the term of the related agreement. The amortization relating to the interest rate collar and commitment fee is charged to interest expense. The amortization charged to interest expense was $146,000 and $130,000 for the years ended December 31, 1997 and 1996, respectively. Costs related to the acquisition of the Partnership's investment in the Properties are amortized primarily over 19 years.

         Deferred Rent Receivable

         The Partnership has determined that all leases associated with the rental of the commercial properties are operating leases. Commercial rental income is recognized on a straight-line basis over the terms of the related leases. The excess of commercial rental income recognized over rental payments required by the leases is reflected as deferred rent receivable in the accompanying consolidated financial statements.

         Income Taxes

         Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

         Risk Concentration

         The Properties are located on Nantucket Island, Massachusetts, and are highly dependent on tourism as a source of operating revenues. Tourism on the island is concentrated during the summer months. Unfavorable weather or economic conditions could adversely affect tourism on the island.

         Fair Value of Financial Instruments

         "Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosure about Fair Value of Financial Instruments," as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

         Restricted Cash

         Restricted cash at December 31, 1997 and 1996, represents funds provided for and maintained by the Partnership, pursuant to the mortgage note payable agreement, to meet future capital requirements, debt service payments and operational needs.

         Reclassification

         Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.


2.       PROPERTY AND EQUIPMENT

         Investment Properties and Accumulated Depreciation:

                                                                       1997                       1996
                                                              -----------------------   -----------------------
           Land                                               $           15,606,000    $           15,606,000
           Buildings, improvements and personal property                  55,898,000                53,094,000
           Construction in progress                                        2,648,000                   321,000
                                                              -----------------------   -----------------------
                                                                          74,152,000                69,021,000
           Less:  accumulated depreciation                               (23,269,000)              (20,906,000)
                                                              -----------------------   -----------------------

           Property and equipment, net                        $           50,883,000    $           48,115,000
                                                              =======================   =======================

3.       LONG-TERM DEBT

         The following is a summary of the Partnership's debt at December 31:


                                                                          1997                         1996
                                                                 ------------------------    --------------------------

           Mortgage loan                                         $            23,311,000     $              26,000,000
           Notes payable                                                               -                         3,000
           Other mortgage notes payable                                          190,000                       252,000
                                                                 ------------------------    --------------------------
           Total long-term debt                                               23,501,000                    26,255,000
           Less:  current maturity of
           long term debt                                                       (470,000)                  (26,053,000)
                                                                 ------------------------    --------------------------

                    Long-term debt                               $            23,031,000     $                 202,000
                                                                 ========================    ==========================

         Mortgage Loan

         The mortgage loan encumbering the Properties, which was scheduled to mature on February 28, 1997, was refinanced in February 1997. The new $23,600,000 floating rate note adjusts annually, depending on debt service coverage, to a rate between LIBOR plus 3.25% and LIBOR plus 3.75%. The rate at December 31, 1997 was 9.375% (LIBOR plus 3.5%). The loan requires monthly payments of interest and principal based on a 20 year amortization schedule and matures in February 2000 with a balloon payment of approximately $22,343,000. The Partnership has two one year options to extend the debt. The Partnership paid approximately $703,000 in fees and expenses, including the purchase of an interest rate collar. The loan agreement also provides for an additional $600,000 draw down to be used for the construction of four new cottages at the Properties. The Partnership, The Operating Partnership and Three Winthrop have unconditionally guaranteed repayment of the loan. WFA has unconditionally guaranteed the payment of 25% of the principal amount of the loan.

         Pursuant to the terms of the new loan, Sherburne is prohibited from making any distributions to its partners (including the Partnership) except for distributions by Sherburne to the Partnership from funds from operations of such amounts necessary to pay the Partnership's administrative fees, expenses and reimbursements, as well as, the General Partner's legal fees associated with Sherburne's properties. Upon a sale of a property, which is approved by the lender, Sherburne is permitted to distribute to its partners a portion of the net proceeds of such sale so long as certain loan to value ratios and other conditions are satisfied.

         Other Mortgage Notes Payable

         Other mortgage notes payable are secured by various properties, bear interest at rates between 3% and 10% and mature at various dates through 2004.

         Aggregate principal maturities due on all long-term debt at December 31, 1997 are as follows:

                         1998                                 $     470,000
                         1999                                       505,000
                         2000                                    22,447,000
                         2001                                        14,000
                         2002                                        15,000
                         Thereafter                                  50,000
                                                              -------------

                                                              $  23,501,000
                                                              =============

4.       RENTAL INCOME UNDER OPERATING LEASES

         The aggregate future minimum lease payments under non-cancelable operating leases at December 31, 1997 are as follows:


                         1998                                $    3,327,000
                         1999                                     1,929,000
                         2000                                     1,004,000
                         2001                                       555,000
                         2002                                       113,000
                         Thereafter                                 188,000
                                                             --------------

                                                             $    7,116,000
                                                             ==============

         The leases for the majority of the commercial properties provide for contingent rentals, which are based on sales volume or other activity-related criteria, and include property tax escalation clauses. Aggregate future lease rentals do not include these contingent rental or escalation amounts. Contingent rentals amounted to approximately $219,000 and $137,000, for the years ended December 31, 1997 and 1996, respectively, and are included in commercial rental income.

5.       TRANSACTIONS WITH RELATED PARTIES

         The Partnership and Sherburne have incurred charges by and commitments to companies affiliated by common ownership and management with the general partners. Related-party transactions with WFA and its affiliates include the following for the years ended December 31:

                                                           1997        1996
                                                           ----        ----
         Partnership Administration Fee                $  253,000   $ 239,000

         Management Fees                               $   89,000   $  77,000

         Reimbursement for administrative expenses     $   43,000   $  64,000

         The Partnership also rents certain facilities from affiliates of the General Partner. These rents amounted to approximately $65,000 and $157,000 for the years ended December 31, 1997 and 1996, respectively.

         In 1996, the Partnership paid $30,000 in interest expense to the General Partner on a loan of $600,000, which was repaid in November of 1996. The loan bore interest at prime plus 1%.

6.       COMMITMENTS

         Environmental Cleanup Costs


         The General Partner of the Partnership was aware at the time of acquisition of the Properties that petroleum products had seeped onto certain sections of the Properties. Under Massachusetts law, the owner of such property is responsible for the entire cost of cleaning up such hazardous wastes. In connection with the Partnership's acquisition of Sherburne, the sellers indemnified the Partnership for one-half of the expenses incurred by it in connection with the cleanup operations for a maximum aggregate amount of $1,250,000. The sellers deposited $1,250,000 in escrow as security for the sellers' indemnification. During 1992, the Partnership entered into an agreement with a third party responsible for part of the cost of the cleanup whereby the third party paid the Partnership $30,000 per annum for three years, ending October 1994, in consideration of the Partnership assuming the liability of the third party for the cleanup. These receipts were shared by the Partnership and the sellers. The Partnership has incurred approximately $117,000 as its one-half share of cleanup costs, to date.

         These costs included expenses of removing certain underground tanks from the Properties and the professional services of engineers in analyzing the potential costs of future cleanup and serving as the Partnership's representatives in discussions with the Massachusetts Department of Environmental Protection in determining the best course of action.

         Based on the magnitude of the cost incurred during the last few years, the current status of the project, and management's experience with other environmental clean-up projects, management believes that the future costs related to the environmental clean up will not have a material impact on the Partnership's financial statements.

         Contingent Purchase Price Payments

         Under agreements entered into at the time of the Partnership's acquisition of Sherburne, at the time of a sale or refinancing of the Properties or any portion thereof, Sherburne is obligated to make a payment (the "Contingent Purchase Price Payment") to the sellers equal to 12% of the amount by which the proceeds from the sale or refinancing exceed the Agreed Base Value of the Properties (as defined in the agreement) or the parcel, as adjusted. The aggregate Agreed Base Value of the Properties, which was determined by the parties at the time of the acquisition, is approximately $50,800,000, which amount has been allocated over the various parcels of the Properties. In determining the amount, if any, by which the amount of the sale or refinancing proceeds exceed the Agreed Base Value of the Properties or the parcels being sold, the following amounts will be added to the Agreed Base Value of the Properties or the parcel being sold: (i) the out-of-pocket expenses incurred by the Partnership in connection with any such sale or refinancing; (ii) amounts expended on capital improvements of the Properties or such parcels by Sherburne; (iii) amounts expended by Sherburne on the Properties as a whole for environmental cleanup; and (iv) any prepayment or other penalty in connection with the sale. After December 31, 1997, the sellers may require Sherburne to purchase the sellers' rights to receive the Contingent Purchase Price Payments (the "Put Option"). After December 31, 2000, Sherburne may require the sellers to sell such rights to Sherburne (the "Call Option"). Upon the exercise of either the Put Option or the Call Option, Sherburne shall pay the fair market value of such rights to the sellers. The fair market value shall be determined by the agreement of Sherburne and the sellers or, if no such agreement can be reached, by an independent appraiser.

         Capital Improvements

         The Partnership has committed to expend approximately $600,000, during 1998, to complete the bulkhead replacement at the boat basin.

7.       TAXABLE LOSS

         The taxable loss of the Partnership, the Operating Partnership and Sherburne differs from the consolidated net loss reported for financial reporting purposes, primarily due to timing differences in the recognition of depreciation expense and commercial rental revenue. A reconciliation of consolidated net loss for financial reporting purposes to federal income tax basis net loss for the years ended December 31, 1997 and 1996 is as follows:

                                                                           1997                 1996
                                                                      --------------       --------------
         Consolidated net loss for financial reporting                $     (18,000)       $    (978,000)
         purposes

         Tax basis depreciation over that used for                         (406,000)            (276,000)
         financial reporting purposes

         Revenue for tax reporting purposes recognized                        6,000              (56,000)
         (not recognized) for financial reporting purposes

         Capitalized interest                                               362,000                 --


         Other                                                              (17,000)            (140,000)
                                                                      --------------       --------------

         Federal income tax basis net loss                            $     (73,000)       $  (1,450,000)
                                                                      ==============       ==============

Partners' capital account balances for federal income tax purposes were approximately $29,500,000 and $29,600,000 as of December 31, 1997 and 1996, respectively.

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Registrant has no officers or directors. The General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1998, the names of the directors and executive officers of the General Partner and the position held by each of them, are as follows:

                                                      Has Served as
                            Position Held with        a Director or
Name                       the General Partner        Officer Since
----                       -------------------        -------------

Michael L. Ashner          Chief Executive Officer        1-96
                           and Director

Edward Williams            Chief Financial Officer        4-96
                           Vice President and
                           Treasurer

Peter Braverman            Senior Vice President          1-96
                                         And Director

Carroll Vinson             Vice President - Residential   10-97
                           and Director

Carolyn Tiffany            Vice President and Clerk       10-95


         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Edward V. Williams, age 57, has been the Chief Financial
Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carroll D. Vinson, age 57, has been Vice President - Residential and a Director of the General Partner since October 1997. He has acted as Chief Operating Officer of Insignia Properties Trust since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm.

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners
80 Limited Partnership; Winthrop Partners 81 Limited Partnership;
Winthrop Residential Associates I, A Limited Partnership; Winthrop
Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; One Financial
Place Limited Partnership; Presidential Associates I Limited
Partnership; Riverside Park Associates Limited Partnership; Springhill
Lake Investors Limited Partnership; Twelve AMH Associates Limited
Partnership; Winthrop California Investors Limited Partnership; Winthrop Group with Investors I Limited Partnership; Winthrop Interim Partners I, A

Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

         Except as indicated above, neither the Registrant nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the General Partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.


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


Item 12. Certain Relationships and Related Transactions.

         The Registrant, the Operating Partnership and Sherburne have incurred charges by and commitments to companies affiliated by common ownership and management with the General Partner. Related party transactions with WFA and its affiliates included the following for the years ended December 31, 1997 and 1996:

                      Type of Fee                     1997             1996
                      -----------                     ----             ----

       Partnership Administration Fee                 $253,000      $239,000
       Management Fees                                  89,000        77,000
       Reimbursement for administrative expenses        43,000        64,000

         The Registrant also rents certain facilities from affiliates of WFA. These rents amounted to approximately $65,000 and $157,000 for the years ended December 31, 1997 and 1996, respectively.

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


         Profits and losses of the Registrant from normal operations had been allocated 95% to the Limited Partners and 5% to Three Winthrop from January 1, 1994 through November 8, 1996. In connection with the Rights offering, however, the Agreement of Limited Partnership of the Registrant was amended and restated to provide for, among other things,
(i) losses to be allocated 5% to the general partners and 95% to the limited partners (including the holders of Preferred Units) in proportion to and to the extent of the limited partners' positive capital account balances, (ii) a cumulative preferred annual return of 8% per Preferred Unit which is to be paid out of available cash flow, and (iii) a priority distribution to holders of Preferred Units from net proceeds from a capital transaction or upon liquidation of Registrant (which distribution is prior to any distributions on account of non-preferred limited partnership interests and to the general partner) equal to 250% of the initial capital invested by such holders for each Preferred Unit.


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

                               Date:  March 23, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name           Title                     Date
--------------           -----                     ----

/s/ Michael L. Ashner    Chief Executive           March 23, 1998
----------------------   Officer and Director
Michael L. Ashner


/s/ Edward V. Williams   Chief Financial Officer   March 23, 1998
----------------------
Edward V. Williams

/s/ Peter Braverman      Senior Vice President     March 23, 1998
----------------------   and Director
Peter Braverman

                               Index to Exhibits

Number        Exhibit                                                     Page
------        -------                                                     ----

3,4.          Amended and Restated Limited Partnership Agreement of        (3)
              Nantucket Island Associates Limited Partnership dated
              November 8, 1996

4.            Amended and Restated Certificate of Limited Partnership      (1)
              of Nantucket Island Associates Limited Partnership, as
              filed with Secretary of State of Delaware on April 23,
              1987

10(a)         Collateral Assignment of Contracts by and between NIA        (2)
              Operating Associates Limited Partnership, Sherburne
              Associates and Bankers Trust Company dated as of April
              28, 1989

10(b)         Hazardous Substance Agreement and Indemnity from             (2)
              Sherburne Associates, Sherburne Associates Realty Trust and Winthrop Financial Associates, A Limited Partnership to Bankers Trust Company dated April 28, 1989

10(c)         Note, dated February 26, 1997, in the principal amount       (5)
              of $24,200,000, from Sherburne Associates and Sherburne Associates Realty Trust to The First National Bank of
              Boston ("Bank of Boston")

10(d)         Loan Agreement, dated February 26, 1997, between             (5)
              Sherburne Associates Realty Trust and Sherburne
              Associates, as borrowers, and Bank of Boston, as lender

10(e)         Mortgage and Security Agreement, dated as of February        (5)
              26, 1997, among Sherburne Associates Realty Trust and
              Sherburne Associates, and Bank of Boston

10(f)         Indemnity Agreement Regarding Hazardous Materials, dated     (5)
              as of February 26, 1997, among Sherburne Associates
              Realty Trust and Sherburne Associates, and Bank of
              Boston

10(g)         Unconditional Guaranty of Payment and Performance from       (5)
              the Registrant to Bank of Boston with respect to the loan from Bank of Boston to Sherburne Associates Realty
              Trust and Sherburne Associates.

16            Letter dated October 3, 1996 from KPMG Peat Marwick LLP.     (4)

27            Financial Data Schedule                                      40

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


(5) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.