Form 10QSB
period 1998-03-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1998-05-14
CIK 832479

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number 0-16865

               Nantucket Island Associates Limited Partnership
               -----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Massachusetts                             04-2948435
             -------------                             ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

    Five Cambridge Center, Cambridge, MA              02142-1493
    ------------------------------------              ----------
   (Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code   (617) 234-3000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                                    1 of 11

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10-QSB MARCH 31, 1998

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)

(In thousands, except unit data)

                                                         March 31,  December 31,
                                                             1998       1997
                                                           --------   --------
Assets

Cash and cash equivalents ...............................  $    175   $    175
Restricted cash .........................................     4,594      4,837
Accounts receivable less allowance for doubtful
   accounts of $42 (1998 and 1997) ......................       382        248
Inventories .............................................       313        313
Prepaid expenses and other current assets ...............       294        414
                                                           --------   --------
     Total current assets ...............................     5,758      5,987

Property held for sale, net of accumulated depreciation
    of $16,961 ..........................................    32,266       --

Property and equipment, net of accumulated deprecation
   of $6,454 (1998) and $23,269 (1997) ..................    18,930     50,883

Deferred rent receivable ................................       302        386
Deferred costs, net of accumulated amortization of
   $2,541 (1998) and $2,443 (1997) ......................     1,684      1,782
Other assets ............................................       415        564
                                                           --------   --------

     Total assets .......................................  $ 59,355   $ 59,602
                                                           ========   ========

Liabilities and Partners' Equity

Accounts payable and other liabilities ..................  $  2,836   $  1,377
Current maturity of long-term debt ......................       478        470
                                                           --------   --------

     Total current liabilities ..........................     3,314      1,847
                                                           --------   --------

Long-term debt ..........................................    22,908     23,031
                                                           --------   --------

     Total liabilities ..................................    26,222     24,878
                                                           --------   --------

Commitments
Partners' equity:
     Limited partners equity, 785 units authorized,
        issued, and outstanding .........................    34,007     35,186
     Preferred limited partners equity, 785 units
        authorized, issued, and outstanding .............     9,584      9,916
     General partners' (deficit) ........................   (10,458)   (10,378)
                                                           --------   --------

     Total partners' equity .............................    33,133     34,724
                                                           --------   --------

     Total liabilities and partners' equity .............  $ 59,355   $ 59,602
                                                           ========   ========


                See notes to consolidated financial statements.

                                    2 of 11

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10-QSB MARCH 31, 1998

Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                   For the Three Months Ended
                                                     March 31,   March 31,
                                                        1998       1997
                                                      --------   --------
Revenue:

     Hotel operations ..........................   $      --     $       --
     Restaurant operations .....................          --             --
     Commercial rental operations ..............           627            534
     Boat basin operations .....................            37             36
                                                   -----------   ------------

         Total revenue .........................           664            570
                                                   -----------   ------------

Operating expenses:

     Hotel .....................................            47            117
     Restaurant ................................            43             34
     Commercial rental .........................            56             57
     Boat basin ................................            43             60
     Other .....................................            65             53
     Real estate taxes and insurance ...........           289            148
     General and administrative ................           304            318
     Marketing and promotion ...................           104            120
     Repairs and maintenance ...................           421            254
     Utilities .................................            92             95
     Management fees ...........................            82             79
     Amortization ..............................            61             49
     Depreciation ..............................           146            575
                                                   -----------   ------------

         Total operating expenses ..............         1,753          1,959
                                                   -----------   ------------

Loss from operations ...........................        (1,089)        (1,389)
                                                   -----------   ------------

Other income (expense):

     Interest income ...........................            57             92
     Other income ..............................            27             26
     Interest expense ..........................          (586)          (884)
                                                   -----------   ------------

         Total other (expense), net ............          (502)          (766)
                                                   -----------   ------------

Net loss .......................................   $    (1,591)  $     (2,155)
                                                   ===========   ============

Net loss allocated to general partners .........   $       (80)  $       (108)
                                                   ===========   ============


Net loss allocated to limited partners .........   $    (1,179)  $    (1,597)
                                                   ===========   ============

Net loss allocated to preferred limited partners   $      (332)  $      (450)
                                                   ===========   ===========

Net Loss per Limited Partnership Unit ..........   $ (1,501.91)    (2,034.39)
                                                   ===========   ===========

Net Loss per Limited Partnership Preferred Unit    $   (422.93)  $   (573.25)
                                                   ===========   ===========


                See notes to consolidated financial statements.


                                    3 of 11

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10 - QSB MARCH 31, 1998

Consolidated Statement of Changes in Partners Equity (Deficit) (Unaudited)

(In thousands, except unit data)


                                                                                      Preferred
                                       Units of   Preferred Units      Investor       Investor
                                       Limited      of Limited          Limited        Limited        General           Total
                                     Partnership   Partnership         Partners'      Partners'      Partners'        Partners'
                                       Interest      Interest           Equity         Equity         Deficit          Equity
                                     -----------    -----------    -------------   ------------    -------------    ------------
Balance - January 1, 1998 ......            785            785     $     35,186    $     9,916     $    (10,378)    $    34,724

  Net loss .....................              -              -           (1,179)          (332)             (80)         (1,591)
                                     -----------    -----------    -------------   ------------    -------------    ------------

Balance - March 31, 1998 .......            785            785     $     34,007    $     9,584     $    (10,458)    $    33,133
                                     ===========    ===========    =============   ============    =============    ============


                See notes to consolidated financial statements

                                    4 of 11

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10-QSB MARCH 31, 1998

Consolidated Statements of Cash Flows  (Unaudited)

(In thousands)                                        For the Three Months Ended
                                                           March 31,   March 31,
                                                             1998         1997
                                                           --------    --------
Cash Flows from Operating Activities:

Net loss ...............................................   $ (1,591)   $ (2,155)
Adjustments to reconcile net loss to net cash
 provided by (used) in operating activities:
     Depreciation and amortization .....................        244         658
     Provision for bad debts ...........................       --            (2)

Changes in assets and liabilities:
     Accounts receivable ...............................       (134)        206
     Inventories .......................................       --             1
     Prepaid expenses and other current assets .........        120         117
     Deferred rent receivable ..........................         84         (18)
     Other assets ......................................        149        (188)
     Accounts payable and other liabilities ............      1,459       1,094
                                                           --------    --------
     Net cash provided by (used in) operating activities        331        (287)
                                                           --------    --------

Cash Flows from Investing Activities:

     Expenditures for property and equipment ...........       (459)     (2,321)
     Decrease (increase) in restricted cash reserves ...        243      (4,496)
                                                           --------    --------

     Net cash used in investing activities .............       (216)     (6,817)
                                                           --------    --------

Cash Flows from Financing Activities:

     Satisfaction of mortgage ..........................       --       (26,000)
     Proceeds from mortgage refinancing ................       --        23,600
     Principal payments on long-term debt ..............       (115)        (19)
     Deferred costs paid at refinancing ................       --          (698)
                                                           --------    --------

     Net cash used in financing activities .............       (115)     (3,117)
                                                           --------    --------

Net decrease in cash and cash equivalents ..............       --       (10,221)

Cash and cash equivalents, beginning of period .........        175      10,396
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $    175    $    175
                                                           ========    ========

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest ............................   $    552    $    864
                                                           ========    ========

                See notes to consolidated financial statements.

                                    5 of 11

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10 - QSB MARCH 31, 1998

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1997.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 1998 and 1997, are not indicative of the results to be expected for the full year, due to the seasonal nature of the Partnership's business.

2.   Related Party Transactions

     The following transactions with affiliates of the General Partner were charged to expense during the three month periods ended March 31, 1998 and 1997:

                                                      For the Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                        1998            1997
                                                      ----------     ----------

        Partnership administration fee               $   67,000     $   63,000
        Management fee                                   14,000         14,000
        Reimbursement for administration expenses        10,000         16,000

     The Partnership also rents certain facilities from affiliates of WFA. These rents amounted to approximately $5,000 and $20,000, for each of the periods ended March 31, 1998 and 1997.

3.   Properties Held For Sale

     In January 1998, the General Partner of the Partnership hired an unaffiliated third party broker to market for sale all of the Partnership's properties (the "Properties"), with the exception of the 48 retail buildings, as the General Partner believes that, as a result of the recent renovation to the Properties, improvements in the hotel industry and the recovery of the overall area economy, the Properties are well positioned for sale. With the exception of the license agreement between the Partnership and HyLine Island Tours, the rest of the commercial rental properties owned by the Partnership are not being marketed for sale, as the General Partner believes that the rental market will continue to improve and that marketing the commercial rental properties today would be premature. The Partnership has stopped depreciating the assets held for sale.

                                    6 of 11

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10 - QSB MARCH 31, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

     Liquidity and Capital Resources

     The Registrant requires cash to pay operating expenses, debt service and capital improvements. The seasonal nature of the Registrant's business results in the Registrant having to supplement deficiencies in its cash flows with its reserves during the first, second and fourth quarters of each year.

     In January 1998, the General Partner of the Registrant hired an unaffiliated third party broker to market for sale all of the Registrant's properties (the "Properties"), with the exception of the 48 retail buildings, as the General Partner believes that, as a result of the recent renovation to the Properties, improvements in the hotel industry and the recovery of the overall area economy, the Properties are well positioned for sale. The General Partner is currently negotiating a contract to sell the Properties. It is expected that the sale, if consummated with the current prospective buyer, will close during the second quarter of 1998. With the exception of the license agreement between the Registrant and HyLine Island Tours, the rest of the commercial rental properties owned by the Registrant are not being marketed for sale, as the General Partner believes that the rental market will continue to improve and that marketing the commercial rental properties today would be premature. As a result of the restrictions set forth in the loan agreement, the expansive capital improvement program instituted at the Properties and the preferred return to be paid to the Preferred Unitholders, it is not expected that any distributions will be made to the Unitholders from the sale of the Properties. Future distributions to the Unitholders will be dependent on the commercial properties rental operations.

     The level of liquidity based upon the Registrant's cash and cash equivalents experienced no change as compared to December 31, 1997, due to restrictions imposed by the lender on the amount of unrestricted cash available to the Registrant. The Registrant's restricted cash balance declined by $243,000, during the three months ended March 31, 1998. The Registrant's $216,000 of cash used in investing and $115,000 used in financing activities, was partially offset by the $331,000 provided

                                    7 of 11

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10 - QSB MARCH 31, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation

     Liquidity and Capital Resources (Continued)

     by operations. Investing activities consisted of $459,000 of improvements to property and equipment and the $243,000 decrease in the restricted cash reserves used for major capital improvements and future operating deficits. Financing activities consisted of principal payments of long term debt. At March 31, 1998, the Registrant's unrestricted cash reserves were $175,000 and the restricted cash balance was $4,594,000.

     The Registrant expects to expend approximately $1,100,000 during 1998 for capital improvements, including bulkhead replacement at the boat basin. Some of these improvements will be financed from the balance of the 1996 Rights Offering.

     The Registrant's $26,000,000 mortgage note matures in February 2000, with a balloon payment of approximately $22,343,000. The Registrant has two one year options to extend the debt. Pursuant to the terms of the loan, Sherburne is prohibited from making any distributions to its partners (including the Registrant) except for distributions by Sherburne to the Registrant from funds from operations of such amounts necessary to pay the Registrant's administrative fees, expenses and reimbursements as well as the General Partner's legal fees associated with Sherburne's properties. Upon a sale of a property, which is approved by the lender, Sherburne is permitted to distribute to its partners a portion of the net proceeds of such sale so long as certain loan to value ratios and other conditions are satisfied.


     Results of Operations

     The Registrant's net loss decreased by $564,000 for the three months ended March 31, 1998, as compared to 1997.

     Total revenue increased by $94,000 for the three months ended March 31, 1998, as compared to 1997 due to an increase in commercial rental operations. Boat basin operations remained relatively constant. Commercial rental revenue increased due to increases in rental rates. Occupancy remained constant. No income was generated from hotel and restaurant operations (as all hotel and related restaurant operations were closed for business due to their seasonal nature) during the three months ended March 31, 1998 and 1997.

     Operating expenses decreased by $206,000 for the three months ended March 31, 1998, as compared to 1997, due to decreases in depreciation of $429,000 and hotel expenses of $70,000, which were partly offset by increases in repairs and maintenance of $167,000 and real estate taxes of approximately $140,000. The increase in real estate taxes is primarily due to an adjustment for an abatement received during the three months ended March 31, 1997.

                                    8 of 11

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10 - QSB MARCH 31, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation

     Results of Operations (Continued)

     Depreciation expense decreased, since the Registrant stopped depreciation on the properties held for sale. Hotel expenses decreased, due to decreases in labor and laundry expenses. Repairs and maintenance increased primarily due to an increase in land fill removal expenses. Real estate taxes and insurance increased due to a real estate tax abatement received in 1997.

     Interest expense decreased by $298,000, due to a $270,000 payment in 1997 of additional interest to a previous lender. Interest income decreased by $35,000, due to less cash being available for investment.

     The results of operations in future quarters will differ from the results of operations for the quarter ended March 31, 1998, due to the seasonal nature of the Registrant?s business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

                                    9 of 11

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10 - QSB MARCH 31, 1998

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          (b) Reports on Form 8K: No report on Form 8-K was filed during the period.


                                   10 of 11

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10 - QSB MARCH 31, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BY:  THREE WINTHROP PROPERTIES, INC.
                                   ---------------------------------
                                   Managing General Partner


                                   BY:  /s/ Michael L. Ashner
                                        ----------------------------
                                        Chief Executive Officer


                                   BY:  /s/ Edward V. Williams
                                        ----------------------------
                                        Chief Financial Officer


                                   Dated:   May 13, 1998


                                   11 of 11