Form 10QSB
period 1998-06-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1998-08-14
CIK 832479

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                         -------------  -------------

                        Commission File Number 0-16865

               Nantucket Island Associates Limited Partnership
               -----------------------------------------------
                        (Exact name of small business
                     issuer as specified in its charter)

         Massachusetts                                   04-2948435
--------------------------------------      -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization)

 Five Cambridge Center, Cambridge, MA                    02142-1493
--------------------------------------      -----------------------------------
(Address of principal executive office)                  (Zip Code)


  Registrant's telephone number, including area code      (617) 234-3000
                                                     --------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X   No
                                                  -----   -----

                                    1 of 14

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
       ----------------------------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)

(In thousands, except unit data)
                                                                                    June 30,               December 31,
Assets                                                                                1998                     1997
                                                                              ---------------------    ---------------------
Cash and cash equivalents                                                      $               826     $                175
Restricted cash                                                                                109                    4,837
Accounts receivable less allowance for doubtful
   accounts of $10 (1998) and $42 (1997)                                                       251                      248
Inventories                                                                                     --                      313
Prepaid expenses and other current assets                                                       64                      414
                                                                              ---------------------    ---------------------

     Total current assets                                                                    1,250                    5,987

Property and equipment, net of accumulated depreciation
   of $6,874 (1998) and $23,269 (1997)                                                      18,781                   50,883

Deferred rent receivable                                                                       278                      386
Deferred costs, net of accumulated amortization of
   $1,096 (1998) and $2,443 (1997)                                                             746                    1,782
Other assets                                                                                     1                      564
                                                                              ---------------------    ---------------------

     Total assets                                                             $             21,056     $             59,602
                                                                              =====================    =====================

Liabilities and Partners' Equity

Accounts payable and other liabilities                                         $               499     $              1,377
Current maturity of long-term debt                                                             276                      470
Related party note payable                                                                   1,300                       --
                                                                              ---------------------    ---------------------

     Total current liabilities                                                               2,075                    1,847

Long-term debt                                                                              11,886                   23,031
                                                                              ---------------------    ---------------------

     Total liabilities                                                                      13,961                   24,878
                                                                              ---------------------    ---------------------

Commitments
Partners' equity:
     Limited partners equity, 785 units authorized, issued,
        and outstanding                                                                     18,391                   35,186
     Preferred limited partners equity, 785 units
        authorized, issued, and outstanding at December 31, 1997                                --                    9,916
     General partners' (deficit)                                                           (11,296)                 (10,378)
                                                                              ---------------------    ---------------------

     Total partners' equity                                                                  7,095                   34,724
                                                                              ---------------------    ---------------------

     Total liabilities and partners' equity                                    $            21,056     $             59,602
                                                                              =====================    =====================




                See notes to consolidated financial statements.

                                    2 of 14

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
       ----------------------------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------


Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                                                        For the Six Months Ended
                                                                              June 30, 1998           June 30, 1997
                                                                              ---------------------   ---------------------
Revenue:

     Hotel operations                                                         $                753    $              1,472
     Restaurant operations                                                                     409                     654
     Commercial rental operations                                                            1,297                   1,262
     Boat basin operations                                                                     160                     323
                                                                              ---------------------   ---------------------

         Total revenue                                                                       2,619                   3,711
                                                                              ---------------------   ---------------------

Operating expenses:

     Hotel                                                                                     440                     599
     Restaurant                                                                                588                     740
     Commercial rental                                                                         146                     151
     Boat basin                                                                                136                     213
     Other                                                                                     147                     168
     Real estate taxes and insurance                                                           508                     559
     General and administrative                                                                667                     794
     Marketing and promotion                                                                   288                     290
     Repairs and maintenance                                                                   834                     662
     Utilities                                                                                 151                     288
     Management fees                                                                           193                     210
     Amortization                                                                              114                     110
     Depreciation                                                                              280                   1,150
                                                                              ---------------------   ---------------------

         Total operating expenses                                                            4,492                   5,934
                                                                              ---------------------   ---------------------

Loss from operations                                                                        (1,873)                 (2,223)
                                                                              ---------------------   ---------------------

Other income (expense):
     Interest income                                                                           123                     132
     Other income                                                                              180                     277
     Interest expense                                                                       (1,112)                 (1,465)
     Gain on sale of properties                                                              2,994                      --
                                                                              ---------------------   ---------------------

         Total other income (expense), net                                                   2,185                  (1,056)
                                                                              ---------------------   ---------------------

Net income (loss) before extraordinary loss                                                    312                  (3,279)

Extraordinary loss on extinguishment of debt                                                  (403)                     --
                                                                              ---------------------   ---------------------

Net loss                                                                      $                (91)   $             (3,279)
                                                                              =====================   =====================

Net loss allocated to general partners                                        $               (154)    $              (164)
                                                                              =====================   =====================

Net loss allocated to limited partners                                        $             (2,287)    $            (2,430)
                                                                              =====================   =====================

Net income (loss) allocated to preferred limited partners                     $              2,350     $              (685)
                                                                              =====================   =====================

Net loss per limited partnership unit:

     Loss before extraordinary item                                           $          (2,532.49)    $         (3,095.54)

     Extraordinary item - loss on extinguishment of debt                                   (380.89)                     --
                                                                              ---------------------   ---------------------

     Net loss                                                                 $          (2,913.38)    $         (3,095.54)
                                                                              =====================   =====================

Net income (loss) per preferred limited partnership unit:

     Income (loss) before extraordinary item                                  $           3,100.64     $           (872.61)

     Extraordinary item - loss on extinguishment of debt                                   (107.01)                     --
                                                                              ---------------------   ---------------------

     Net income (loss)                                                        $           2,993.63     $           (872.61)
                                                                              =====================   =====================



                See notes to consolidated financial statements.

                                    3 of 14

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
       ----------------------------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------



Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                                                       For the Three Months Ended
                                                                              June 30, 1998           June 30, 1997
                                                                              ---------------------   ---------------------
Revenue:

     Hotel operations                                                         $                753    $              1,472
     Restaurant operations                                                                     409                     654
     Commercial rental operations                                                              670                     728
     Boat basin operations                                                                     123                     287
                                                                              ---------------------   ---------------------

         Total revenue                                                                       1,955                   3,141
                                                                              ---------------------   ---------------------

Operating expenses:

     Hotel                                                                                     393                     482
     Restaurant                                                                                545                     706
     Commercial rental                                                                          90                      94
     Boat basin                                                                                 93                     153
     Other                                                                                      82                     115
     Real estate taxes and insurance                                                           219                     411
     General and administrative                                                                363                     476
     Marketing and promotion                                                                   184                     170
     Repairs and maintenance                                                                   413                     408
     Utilities                                                                                  59                     193
     Management fees                                                                           111                     131
     Amortization                                                                               53                      61
     Depreciation                                                                              134                     575
                                                                              ---------------------   ---------------------

         Total operating expenses                                                            2,739                   3,975
                                                                              ---------------------   ---------------------

Loss from operations                                                                          (784)                   (834)
                                                                              ---------------------   ---------------------

Other income (expense):
     Interest income                                                                            66                      40
     Other income                                                                              153                     251
     Interest expense                                                                         (526)                   (581)
     Gain on sale of properties                                                              2,994                      --
                                                                              ---------------------   ---------------------

         Total other income (expense), net                                                   2,687                    (290)
                                                                              ---------------------   ---------------------

Net income (loss) before extraordinary loss                                                  1,903                  (1,124)

Extraordinary loss on extinguishment of debt                                                  (403)                     --
                                                                              ---------------------   ---------------------

Net income (loss)                                                             $              1,500     $            (1,124)
                                                                              =====================   =====================

Net loss allocated to general partners                                        $                (74)    $               (56)
                                                                              =====================   =====================

Net loss allocated to limited partners                                        $             (1,108)    $              (833)
                                                                              =====================   =====================

Net income (loss) allocated to preferred limited partners                     $              2,682     $              (235)
                                                                              =====================   =====================
Net loss per limited partnership unit:

     Loss before extraordinary item                                           $          (1,030.58)    $         (1,061.15)

     Extraordinary item - loss on extinguishment of debt                                   (380.89)                     --
                                                                              ---------------------   ---------------------

     Net loss                                                                 $          (1,411.47)    $         (1,061.15)
                                                                              =====================   =====================
Net income (loss) per preferred limited partnership unit:

     Income (loss) before extraordinary item                                  $           3,523.57     $           (299.36)

     Extraordinary item - loss on extinguishment of debt                                   (107.01)                     --
                                                                              ---------------------   ---------------------

     Net income (loss)                                                        $           3,416.56    $            (299.36)
                                                                              =====================   =====================



                See notes to consolidated financial statements.

                                    4 of 14

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
       ----------------------------------------------------------------

                          FORM 10 - QSB JUNE 30, 1998
                          ---------------------------

Consolidated Statement of Changes in Partners' Equity (Deficit) (Unaudited)

(In thousands, except unit data)


                                                 Units of           Preferred Units             Investor
                                                 Limited              of Limited                Limited
                                               Partnership            Partnership              Partners'
                                                 Interest              Interest                  Equity
                                            ------------------    -------------------    ----------------------
Balance - January 1, 1998                                 785                    785     $              35,186

  Distribution                                             --                     --                        --

  Net (loss) income                                        --                     --                    (2,287)

  Redemption of Preferred
    Limited Partners' Equity                               --                   (785)                  (14,508)
                                            ------------------    -------------------    ----------------------

Balance - June 30, 1998                                   785                     --     $              18,391
                                            ==================    ===================    ======================



                                                 Preferred
                                                 Investor
                                                  Limited               General                 Total
                                                 Partners'             Partners'              Partners'
                                                  Equity                Deficit                Equity
                                            -------------------   -------------------   ---------------------

Balance - January 1, 1998                   $            9,916    $          (10,378)   $             34,724

  Distribution                                         (27,538)                   --                 (27,538)

  Net (loss) income                                      2,350                  (154)                    (91)

  Redemption of Preferred
    Limited Partners' Equity                            15,272                  (764)                     --
                                            -------------------   -------------------   ---------------------

Balance - June 30, 1998                     $               --    $          (11,296)   $              7,095
                                            ===================   ===================   =====================


                See notes to consolidated financial statements

                                    5 of 14

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
       ----------------------------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------


Consolidated Statements of Cash Flows  (Unaudited)

(In thousands)                                                                          For the Six Months Ended
                                                                              June 30, 1998            June 30, 1997
                                                                              ---------------------    ---------------------
Cash Flows from Operating Activities:

Net loss                                                                      $                (91)    $             (3,279)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                                             463                    1,331
     Gain on sale of properties                                                             (2,994)                      --
     Extraordinary loss on extinguishment of debt                                              403                       --
     Provision for bad debts                                                                   (32)                      --

Changes in assets and liabilities:
     Accounts receivable                                                                        29                     (494)
     Inventories                                                                                35                      (74)
     Prepaid expenses and other current assets                                                 350                      219
     Deferred rent receivable                                                                  108                      (17)
     Other assets                                                                              563                      (73)
     Accounts payable and other liabilities                                                   (878)                   1,844
                                                                              ---------------------    ---------------------

     Net cash used in operating activities                                                  (2,044)                    (543)
                                                                              ---------------------    ---------------------

Cash Flows from Investing Activities:

     Expenditures for property and equipment                                                  (808)                  (4,769)
     Decrease (increase) in restricted cash reserves                                         4,728                   (1,677)
     Net proceeds from sale of properties                                                   36,540                       --
                                                                              ---------------------    ---------------------

     Net cash provided by (used in) investing activities                                    40,460                   (6,446)
                                                                              ---------------------    ---------------------

Cash Flows from Financing Activities:

     Related party note payable                                                              1,300                       --
     Satisfaction of mortgage payable                                                      (23,140)                 (26,000)
     Proceeds from mortgage refinancing                                                     12,000                   23,600
     Principal payments on long-term debt                                                     (199)                    (130)
     Deferred costs paid at refinancing                                                       (188)                    (702)
     Distribution to partners                                                              (27,538)                      --
                                                                              ---------------------    ---------------------

     Net cash used in financing activities                                                 (37,765)                  (3,232)
                                                                              ---------------------    ---------------------

Net increase (decrease) in cash and cash equivalents                                           651                  (10,221)

Cash and cash equivalents, beginning of period                                                 175                   10,396
                                                                              ---------------------    ---------------------

Cash and cash equivalents, end of period                                      $                826     $                175
                                                                              =====================    =====================

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                                                    $             1,176     $              1,421
     ----------------------
                                                                              =====================    =====================



                See notes to consolidated financial statements.


                                    6 of 14

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
       ----------------------------------------------------------------

                          FORM 10 - QSB JUNE 30, 1998
                          ---------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except for items described in notes 2 and 4. Certain amounts have been reclassified to conform to the June 30, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

         The results of operations for the six months ended June 30, 1998 and 1997, are not indicative of the results to be expected for the full year, due to the seasonal nature of the Partnership's business and the sale of properties.

2.       Gain on Sale of Properties

         On June 10, 1998, the Partnership sold to an unaffiliated third party all the Partnership's properties (the "Properties") with the exception of the retail buildings for approximately $38,425,000. As a condition of the sale, an affiliate of the general partner was required to sell properties consisting of a tennis club, employee housing and a maintenance facility. The affiliate received approximately $1,300,000 for the sale of the properties. The affiliate subsequently loaned the proceeds of the sale to the Partnership for distribution. The Partnership received net sale proceeds of approximately $13,400,000 after mortgage satisfaction and closing costs of approximately $1,885,000. The carrying value of the properties sold was approximately $33,546,000 and the Partnership realized a gain of approximately $2,994,000. In addition, the Partnership recognized an extraordinary loss on extinguishment of debt of $403,000.

3.       Related Party Transactions

         The following transactions with affiliates of the General Partner were charged to expense during the six month periods ended June 30, 1998 and 1997:

                                                                      For the Six Months Ended
                                                                              June 30,
                                                                -------------------------------------
                                                                      1998                1997
                                                                -----------------   -----------------
           Partnership administration fee                       $        134,000    $        127,000
           Management fee                                                 28,000              29,000
           Reimbursement for administration expenses                      25,000              30,000


                                    7 of 14

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
       ----------------------------------------------------------------

                          FORM 10 - QSB JUNE 30, 1998
                          ---------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)


3.       Related Party Transactions (Continued)

         The Partnership also rents certain facilities from affiliates of WFA. These rents amounted to approximately $9,000 and $40,000, for each of the periods ended June 30, 1998 and 1997.

         As discussed in Note 2, an affiliate of the general partner loaned approximately $1,300,000 to the Partnership in conjunction with the sale of the Properties. The note, which is payable on demand, bears interest at six percent.

4.       Notes Payable

         The mortgage loan encumbering the Partnership's properties was refinanced upon the sale of the Properties. The new $12,000,000 floating rate note adjusts to the lower of the bank's base rate or the Euro dollar rate plus 1.75%. The rate at June 30, 1998 was approximately 8.50%. The loan requires monthly payments of interest and principal based on a 20 year amortization schedule and matures in June 2001, with a balloon payment of approximately $11,240,000. The Partnership incurred $188,000 in fees and expenses in connection with the refinancing.

         Pursuant to the terms of the new loan, Sherburne is prohibited from making any distributions to its partners (including the Partnership) except for distributions by Sherburne to the Partnership from funds from operations of such amounts necessary to pay the Partnership's administrative fees, expenses and reimbursements, as well as, the General Partner's legal fees associated with Sherburne's properties. An affiliate of the General Partner has guaranteed $5,000,000 of the loan.

5.       Distribution

         In accordance with the Amended and Restated Partnership Agreement, the Partnership distributed approximately $27,538,000 ($35,080 per Preferred Unit) to the Preferred Unitholders. The distributions were funded by sale and refinancing proceeds and the release of restricted cash. Since the Preferred Unitholders have been paid in full, their units have been redeemed and they will receive no future distributions or income/loss allocations.

6.       Pro Forma Financial Information

         The following pro forma consolidated statements of operations for the six months ended June 30, 1998 and 1997, gives effect to the sale of the Properties. The adjustments to the pro forma consolidated condensed statements of operations assumes the transaction was consummated at the beginning of the year presented. The sale occurred on June 10, 1998.

         These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect, as of, and for the period presented or what may be achieved in the future.


                                    8 of 14

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
       ----------------------------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)


Pro Forma Consolidated Condensed Statement of Operations  (Unaudited)

For Six Months Ended June 30, 1998
(In thousands)                                                                              Pro Forma
                                                                      Historical           Adjustments            Pro Forma
                                                                  ------------------    ------------------    -----------------
Revenue:
      Hotel operations                                            $              753    $             (753)   $              --
      Restaurant operations                                                      409                  (409)                  --
      Commercial rental operations                                             1,297                   (23)               1,274
      Boat basin operations                                                      160                  (160)                  --
                                                                  ------------------    -------------------   -----------------
           Total revenue                                                       2,619                (1,345)               1,274
                                                                  ------------------    -------------------   -----------------

Operating expenses:
      Operating expenses                                                       4,098                (3,158)                 940
      Depreciation and amortization                                              394                  (103)                 291
                                                                  ------------------    -------------------   -----------------
           Total operating expenses                                            4,492                (3,261)               1,231
                                                                  ------------------    -------------------   -----------------
(Loss) income  from operations                                                (1,873)                1,916                   43
                                                                  ------------------    -------------------   -----------------

Other income (expense):
      Interest and other income                                                  303                  (180)                 123
      Interest expense                                                        (1,112)                  642                 (470)
      Gain on sale of properties                                               2,994                (2,994)                  --
                                                                  ------------------    -------------------   -----------------
           Total other income (expense), net                                   2,185                (2,532)                (347)
                                                                  ------------------    -------------------   -----------------

Net income (loss) before extraordinary loss                                      312                  (616)                (304)

Extraordinary loss on extinguishment of debt                                    (403)                  403                   --
                                                                  ------------------    -------------------   -----------------

Net loss                                                          $              (91)   $             (213)   $            (304)
                                                                  ==================    ===================   =================
Net loss allocated to general partners                            $             (154)   $              139    $             (15)
                                                                  ==================    ===================   =================
Net loss allocated to limited partners                            $           (2,287)   $            1,998    $            (289)
                                                                  ==================    ===================   =================
Net income (loss) allocated to preferred limited partners         $            2,350    $           (2,350)   $              --
                                                                  ==================    ===================   =================

                See notes to consolidated financial statements.

                                    9 of 14

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
       ----------------------------------------------------------------

                           FORM 10-QSB JUNE 30, 1998
                           -------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



Pro Forma Consolidated Condensed Statement of Operations  (Unaudited)

For Six Months Ended June 30, 1997
(In thousands)                                                                               Pro Forma
                                                                       Historical           Adjustments            Pro Forma
                                                                   ------------------    -------------------   -----------------
Revenue:

      Hotel operations                                             $            1,472    $           (1,472)   $              --
      Restaurant operations                                                       654                  (654)                  --
      Commercial rental operations                                              1,262                  (125)               1,137
      Boat basin operations                                                       323                  (323)                  --
                                                                   ------------------    -------------------   -----------------
           Total revenue                                                        3,711                (2,574)               1,137
                                                                   ------------------    -------------------   -----------------

Operating expenses:

      Operating expenses                                                        4,674                (3,824)                 850
      Depreciation and amortization                                             1,260                  (864)                 396
                                                                   ------------------    -------------------   -----------------
           Total operating expenses                                             5,934                (4,688)               1,246
                                                                   ------------------    -------------------   -----------------
(Loss) from operations                                                         (2,223)                2,114                 (109)
                                                                   ------------------    -------------------   -----------------

Other income (expense):
      Interest and other income                                                   409                  (235)                 174
      Interest expense                                                         (1,465)                  860                 (605)
                                                                   ------------------    -------------------   -----------------
           Total other income (expense), net                                   (1,056)                  625                 (431)
                                                                   ------------------    -------------------   -----------------
Net loss                                                           $           (3,279)   $            2,739    $            (540)
                                                                   ==================    ==================    =================
Net loss allocated to general partners                             $             (164)   $              137    $             (27)
                                                                   ==================    ==================    =================
Net loss allocated to limited partners                             $           (2,430)   $            1,917    $            (513)
                                                                   ==================    ==================    =================
Net loss allocated to preferred limited partners                   $             (685)   $              685    $              --
                                                                   ==================    ==================    =================

                See notes to consolidated financial statements.

                                   10 of 14

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
       ----------------------------------------------------------------

                          FORM 10 - QSB JUNE 30, 1998
                          ---------------------------

Item 2.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------

           The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by Nantucket Island Associates Limited Partnership (the "Registrant") from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

           This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

           Liquidity and Capital Resources
           -------------------------------

           The Registrant requires cash to pay operating expenses, debt service and capital improvements. The seasonal nature of the Registrant's business results in the Registrant having to supplement deficiencies in its cash flows with its reserves during the first, second and fourth quarters of each year.

           On June 10, 1998, the Registrant sold to an unaffiliated third party all the Registrant's properties (the "Properties") with the exception of the retail buildings for approximately $38,425,000. (The Registrant incurred closing costs of approximately $1,885,000). As a condition of the sale, an affiliate of the general partner was also required to sell properties consisting of a tennis club, employee housing and a maintenance facility. The net sales proceeds of approximately $1,300,000, due to the affiliate were loaned to the Registrant at 6%, simple interest. The Registrant recognized a gain of $2,994,000, as a result of the sale of the properties. For tax reporting purposes, it is expected that the Preferred Unitholders will recognize a gain of approximately $8,000 per preferred unit on the sale of the properties and $16,000 per preferred unit on redemption of the preferred units. Preferred Unitholders should consult with their tax advisor regarding the tax treatment of the redemption of preferred units. The rest of the commercial rental properties owned by the Registrant are not being marketed for sale, as the General Partner believes that the rental market will continue to improve and that marketing the commercial rental properties today would be premature.

           The level of liquidity based upon the Registrants cash and cash equivalents experienced an increase of $651,000 at June 30, 1998, as compared to December 31, 1997. The increase was due to $40,460,000 of cash provided by investing activities, which was partially offset by $37,765,000 of cash used in financing activities and $2,044,000 of cash used in operating activities. Investing activities consisted of net sales proceeds of approximately $36,540,000 and a decrease in restricted cash reserves of $4,728,000, which was partially offset by improvements to property and equipment

                                   11 of 14

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
       ----------------------------------------------------------------

                          FORM 10 - QSB JUNE 30, 1998
                          ---------------------------

Item 2.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------

           Liquidity and Capital Resources (Continued)

           of $808,000. Financing activities consisted primarily of distributions of $27,538,000 ($35,080 per preferred unit) made to preferred investor limited partners and $23,140,000 paid in satisfaction of a mortgage loan, which was partially offset by refinancing proceeds of $12,000,000 and a loan from an affiliate of $1,300,000. At June 30, 1998, the Registrant's unrestricted cash reserves were $826,000 and the restricted cash balance was $109,000. The unrestricted cash reserves are invested in a money market account.

           The mortgage loan encumbering the Registrant's properties was refinanced on sale of the Properties. The new $12,000,000 floating rate note adjusts to the lower of the bank's base rate or Eurodollar rate plus 1.75%. The rate at June 30, 1998, was 8.50%. The loan requires monthly payments of interest and principal based on a 20 year amortization schedule and matures in June 2001 with a balloon payment of approximately $11,240,000. The Registrant incurred $188,000 in fees and expenses, in connection with the refinancing.

           Pursuant to the terms of the new loan, Sherburne is prohibited from making any distributions to its partners (including the Registrant) except for distributions by Sherburne to the Registrant from funds from operations of such amounts necessary to pay the Partnership's administrative fees, expenses and reimbursements, as well as, the General Partner's legal fees associated with Sherburne's properties.

           Results of Operations
           ---------------------
           The Registrant's net loss before extraordinary loss on extinguishment of debt decreased by $3,591,000 for the six months ended June 30, 1998 as compared to 1997. The loss decreased primarily because of the gain of $2,994,000 on sale of the Properties.

           Total revenue decreased by $1,092,000 for the six months ended June 30, 1998, as compared to 1997, primarily due to the sale of the properties on June 10, 1998. The income from the commercial properties which have not been sold increased by $137,000 due to an increase in rental rates.

           Operating expenses decreased by $1,442,000 for the six months ended June 30, 1998, as compared to 1997, primarily due to the sale of the properties. With respect to the commercial properties which have not been sold, the expenses remained relatively constant, as an increase in operating expenses was offset by a decrease in depreciation expense.

           Interest expense decreased by approximately $353,000, primarily due to a $270,000 payment in 1997 of additional interest to a previous lender and a reduction in mortgage principal balance. Other income decreased by $97,000 primarily due to proceeds of $46,000 received for an easement in 1997 and the sale of the properties. Interest income remained relatively constant.

           The results of operations in future quarters will differ from the results of operations for the six months ended June 30, 1998, due to the seasonal nature of the Registrant's business and the sale of the Properties. Inflation and changing economic conditions could also affect occupancy levels, rental and operating expenses.

                                   12 of 14

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
       ----------------------------------------------------------------

                          FORM 10 - QSB JUNE 30, 1998
                          ---------------------------


Part II - Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibit 10, Loan agreement between Sherburne Associates Realty Trust and Sherburne Associates as borrower and Bank Boston
                N. A. as lender, dated June 10, 1998.

                Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) A Form 8-K was filed on June 24, 1998 to report a sale of a portion of Registrant's properties and the refinancing of the commercial properties (Items 2 and 5).

                                   13 of 14

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
       ----------------------------------------------------------------

                          FORM 10 - QSB JUNE 30, 1998
                          ---------------------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  BY:      THREE WINTHROP PROPERTIES, INC.
                           -------------------------------
                           Managing General Partner




                           BY: /s/ Michael L. Ashner
                               ---------------------------
                               Chief Executive Officer




                           BY: /s/ Edward V. Williams
                               ---------------------------
                               Chief Financial Officer



                           Dated:   August 14, 1998


                                   14 of 14

                                 EXHIBIT INDEX

         Exhibits                                                      Page No.
         -------                                                       --------

10.      Loan Agreement, dated June 10, 1998, between                        16
         Sherburne Associates Realty Trust and
         Sherburne Associates, as borrower, and
         BankBoston, N.A., as lender

27.      Financial Data Schedule                                             77