Form 10QSB
period 1998-09-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1998-11-09
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission File Number 0-16865

               Nantucket Island Associates Limited Partnership
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Massachusetts                                 04-2948435
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

      Five Cambridge Center, Cambridge, MA                 02142-1493
 ----------------------------------------------      -----------------------
     (Address of principal executive office)               (Zip Code)


Registrant's telephone number, including area code    (617) 234-3000
                                                    ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---      ---

                                    1 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 1998

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)

(In thousands, except unit data)

                                                                                  September 30,             December 31,
Assets                                                                                1998                     1997
                                                                              ---------------------    ---------------------
Cash and cash equivalents                                                      $               100     $                175
Restricted cash                                                                              1,692                    4,837
Accounts receivable less allowance for doubtful
   accounts of $2 (1998) and $42 (1997)                                                         81                      248
Inventories                                                                                      -                      313
Real estate tax escrow and other current assets                                                443                      978
                                                                              ---------------------    ---------------------

     Total current assets                                                                    2,316                    6,551

Property and equipment, net of accumulated depreciation
   of $7,014 (1998) and $23,269 (1997)                                                      18,641                   50,883

Deferred rent receivable                                                                       262                      386
Deferred costs, net of accumulated amortization of
   $1,198 (1998) and $2,443 (1997)                                                             714                    1,782
                                                                              ---------------------    ---------------------

     Total assets                                                             $             21,933     $             59,602
                                                                              =====================    =====================

Liabilities and Partners' Equity

Accounts payable and other liabilities                                         $               417     $              1,377
Current maturity of long-term debt                                                             278                      470
Related party note payable                                                                   1,300                        -
                                                                              ---------------------    ---------------------

     Total current liabilities                                                               1,995                    1,847

Long-term debt                                                                              11,815                   23,031
                                                                              ---------------------    ---------------------

     Total liabilities                                                                      13,810                   24,878
                                                                              ---------------------    ---------------------

Commitments
Partners' equity:
     Limited partners' equity, 785 units authorized, issued,
        and outstanding                                                                     19,368                   35,186
     Preferred limited partners' equity, 785 units
        authorized, issued, and outstanding at December 31, 1997                                 -                    9,916
     General partners' (deficit)                                                           (11,245)                 (10,378)
                                                                              ---------------------    ---------------------

     Total partners' equity                                                                  8,123                   34,724
                                                                              ---------------------    ---------------------

     Total liabilities and partners' equity                                    $            21,933     $             59,602
                                                                              =====================    =====================

                See notes to consolidated financial statements.

                                    2 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 1998


Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                                                       For the Nine Months Ended
                                                                                 September 30,           September 30,
                                                                                      1998                    1997
                                                                              ---------------------   ---------------------
Revenue:

     Hotel operations                                                         $                761    $              6,163
     Restaurant operations                                                                     409                   2,325
     Commercial rental operations                                                            3,266                   3,205
     Boat basin operations                                                                     167                   2,547
                                                                              ---------------------   ---------------------

         Total revenue                                                                       4,603                  14,240
                                                                              ---------------------   ---------------------

Operating expenses:

     Hotel                                                                                     447                   1,429
     Restaurant                                                                                595                   2,022
     Commercial rental                                                                         241                     229
     Boat basin                                                                                129                     912
     Other                                                                                     135                     392
     Real estate taxes and insurance                                                           669                     869
     General and administrative                                                                730                   1,425
     Marketing and promotion                                                                   290                     461
     Repairs and maintenance                                                                   877                     985
     Utilities                                                                                 159                     516
     Management fees                                                                           302                     497
     Amortization                                                                              139                     170
     Depreciation                                                                              420                   1,803
                                                                              ---------------------   ---------------------

         Total operating expenses                                                            5,133                  11,710
                                                                              ---------------------   ---------------------

(Loss) income from operations                                                                 (530)                  2,530
                                                                              ---------------------   ---------------------

Other income (expense):
     Interest income                                                                           137                     180
     Other income                                                                              180                     800
     Interest expense                                                                       (1,375)                 (2,058)
     Gain on sale of properties                                                              2,928                      -
                                                                              ---------------------   ---------------------

         Total other income (expense), net                                                   1,870                  (1,078)
                                                                              ---------------------   ---------------------

Net income before extraordinary loss                                                         1,340                   1,452

Extraordinary loss on extinguishment of debt                                                  (403)                      -
                                                                              ---------------------   ---------------------

Net income                                                                    $                937    $              1,452
                                                                              =====================   =====================

Net (loss) income allocated to general partners                               $               (100)    $                23
                                                                              =====================   =====================

Net (loss) income allocated to limited partners                               $             (1,247)    $               335
                                                                              =====================   =====================

Net income allocated to preferred limited partners                            $              2,284     $             1,094
                                                                              =====================   =====================

Net (loss) income per limited partnership unit:

     (Loss) income before extraordinary item                                  $          (1,207.64)    $            426.75

     Extraordinary item - loss on extinguishment of debt                                   (380.89)                      -
                                                                              ---------------------   ---------------------

     Net loss (income)                                                        $          (1,588.53)    $            426.75
                                                                              =====================   =====================

Net income per preferred limited partnership unit:

     Income before extraordinary item                                         $           3,016.56     $          1,393.63

     Extraordinary item - loss on extinguishment of debt                                   (107.01)                      -
                                                                              ---------------------   ---------------------

     Net income                                                               $           2,909.55     $          1,393.63
                                                                              =====================   =====================

                See notes to consolidated financial statements.

                                    3 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 1998


Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                                                       For the Three Months Ended
                                                                                 September 30,           September 30,
                                                                                      1998                    1997
                                                                              ---------------------   ---------------------
Revenue:

     Hotel operations                                                         $                  -    $              4,691
     Restaurant operations                                                                       -                   1,671
     Commercial rental operations                                                            1,969                   1,943
     Boat basin operations                                                                       -                   2,224
                                                                              ---------------------   ---------------------

         Total revenue                                                                       1,969                  10,529
                                                                              ---------------------   ---------------------

Operating expenses:

     Hotel                                                                                       -                     830
     Restaurant                                                                                  -                   1,282
     Commercial rental                                                                          95                      78
     Boat basin                                                                                  -                     699
     Other                                                                                       -                     224
     Real estate taxes and insurance                                                           161                     310
     General and administrative                                                                109                     631
     Marketing and promotion                                                                     2                     171
     Repairs and maintenance                                                                    43                     323
     Utilities                                                                                   8                     228
     Management fees                                                                           109                     287
     Amortization                                                                               25                      60
     Depreciation                                                                              140                     653
                                                                              ---------------------   ---------------------

         Total operating expenses                                                              692                   5,776
                                                                              ---------------------   ---------------------

Income from operations                                                                       1,277                   4,753
                                                                              ---------------------   ---------------------

Other income (expense):
     Interest income                                                                            14                      48
     Other income                                                                                -                     523
     Interest expense                                                                         (263)                   (593)
                                                                              ---------------------   ---------------------

         Total other (expense), net                                                           (249)                    (22)
                                                                              ---------------------   ---------------------

Net income                                                                    $              1,028     $             4,731
                                                                              =====================   =====================

Net income allocated to general partners                                      $                 54     $               187
                                                                              =====================   =====================

Net income allocated to limited partners                                      $                974     $             2,765
                                                                              =====================   =====================

Net (loss) income allocated to preferred limited partners                     $                  -     $             1,779
                                                                              =====================   =====================

Net income per limited partnership unit                                       $           1,240.76     $          3,522.29
                                                                              =====================   =====================

Net income  per preferred limited partnership unit                            $                  -     $          2,266.24
                                                                              =====================   =====================

                See notes to consolidated financial statements.

                                    4 of 12

     NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

FORM 10 - QSB SEPTEMBER 30, 1998

Consolidated Statement of Changes in Partners' Equity (Deficit) (Unaudited)

(In thousands, except unit data)
                                                                                      Preferred
                                    Units of      Preferred Units    Investor         Investor
                                    Limited         of Limited       Limited           Limited         General         Total
                                  Partnership       Partnership      Partners'        Partners'       Partners'      Partners'
                                    Interest         Interest         Equity           Equity          Deficit        Equity
                                 -------------    --------------   -------------   -------------   -------------   -------------
Balance - January 1, 1998               785               785      $    35,186     $     9,916      $  (10,378)     $   34,724

  Distribution                            -                 -                -         (27,538)              -         (27,538)

  Net (loss) income                       -                 -           (1,247)          2,284            (100)            937

  Redemption of Preferred
    Limited Partners' Equity              -              (785)         (14,571)         15,338            (767)              -
                                 -------------    --------------   -------------   -------------   -------------   -------------

Balance - September 30, 1998            785                 -      $    19,368      $        -      $  (11,245)     $    8,123
                                 =============    ==============   =============   =============   =============   =============

                 See notes to consolidated financial statements

                                    5 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 1998

Consolidated Statements of Cash Flows  (Unaudited)

(In thousands)                                                                          For the Nine Months Ended
                                                                                 September 30,            September 30,
                                                                                      1998                     1997
                                                                              ---------------------    ---------------------
Cash Flows from Operating Activities:
Net income                                                                    $                937     $              1,452
Adjustments to reconcile net income to net cash
 used in (provided by) operating activities:
     Depreciation and amortization                                                             638                    2,082
     Gain on sale of properties                                                             (2,928)                       -
     Extraordinary loss on extinguishment of debt                                              403                        -
     Provision for bad debts                                                                   (40)                      (1)

Changes in assets and liabilities:
     Accounts receivable                                                                       207                     (624)
     Inventories                                                                                35                      (71)
     Real estate tax escrow and other current assets                                           535                     (655)
     Deferred rent receivable                                                                  124                      (16)
     Accounts payable and other liabilities                                                 (1,010)                     311
                                                                              ---------------------    ---------------------

     Net cash used in (provided by) operating activities                                    (1,099)                   2,478
                                                                              ---------------------    ---------------------

Cash Flows from Investing Activities:

     Expenditures for property and equipment                                                  (824)                  (5,014)
     Decrease (increase) in restricted cash reserves                                         3,145                   (4,343)
     Net proceeds from sale of properties                                                   36,540                        -
                                                                              ---------------------    ---------------------

     Net cash provided by (used in) investing activities                                    38,861                   (9,357)
                                                                              ---------------------    ---------------------

Cash Flows from Financing Activities:

     Related party note payable                                                              1,300                        -
     Satisfaction of mortgage payable                                                      (23,140)                 (26,000)
     Proceeds from mortgage refinancing                                                     12,000                   23,600
     Principal payments on long-term debt                                                     (268)                    (240)
     Deferred costs paid at refinancing                                                       (191)                    (702)
     Distribution to partners                                                              (27,538)                       -
                                                                              ---------------------    ---------------------

     Net cash used in financing activities                                                 (37,837)                  (3,342)
                                                                              ---------------------    ---------------------

Net (decrease) in cash and cash equivalents                                                    (75)                 (10,221)

Cash and cash equivalents, beginning of period                                                 175                   10,396
                                                                              ---------------------    ---------------------

Cash and cash equivalents, end of period                                      $                100     $                175
                                                                              =====================    =====================

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest                                                    $             1,393     $              1,979
     ----------------------                                                   =====================    =====================

Supplemental Disclosure of Non-Cash Investing Activities:

     Accrued expenses on sale of the properties                                $                50     $                  -
                                                                              =====================    =====================

                See notes to consolidated financial statements.

                                    6 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1998

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except for items described in notes 2 and 4. Certain amounts have been reclassified to conform to the September 30, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

         The results of operations for the three and nine months ended September 30, 1998 and 1997, are not indicative of the results to be expected for the full year, due to the seasonal nature of the Partnership's business and the sale of properties.

2.       Gain on Sale of Properties

         On June 10, 1998, the Partnership sold to an unaffiliated third party all the Partnership's properties (the "Properties") with the exception of the retail buildings for approximately $38,425,000. As a condition of the sale, an affiliate of the general partner was required to sell properties consisting of a tennis club, employee housing and a maintenance facility. The affiliate received approximately $1,300,000 for the sale of the properties. The affiliate subsequently loaned the proceeds of the sale to the Partnership for distribution. The Partnership received net sale proceeds of approximately $13,350,000 after mortgage satisfaction and closing costs of approximately $1,935,000. The carrying value of the properties sold was approximately $33,562,000 and the Partnership realized a gain of approximately $2,928,000. In addition, the Partnership recognized an extraordinary loss on extinguishment of debt of $403,000.

3.       Related Party Transactions

         The following transactions with affiliates of the General Partner were charged to expense during the nine month periods ended September 30, 1998 and 1997:

                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                               -------------------------------------
                                                                                     1998                1997
                                                                               -----------------   -----------------
                 Partnership administration fee                                $        201,000    $        190,000
                 Management fee                                                          70,000              70,000
                 Reimbursement for administrative expenses                               39,000              32,000


                                   7 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1998

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.       Related Party Transactions (Continued)

         The Partnership previously rented certain facilities from affiliates of WFA. These rents amounted to approximately $9,000 and $60,000, for each of the nine months ended September 30, 1998 and 1997.

         As discussed in Note 2, an affiliate of the general partner loaned approximately $1,300,000 to the Partnership in connection with the sale of the Properties. The note, which is payable on demand, bears interest at six percent. The interest accrued for the period ended September 30, 1998 amounted to $24,000.

4.       Notes Payable

         The mortgage loan encumbering the Partnership's properties was refinanced upon the sale of the Properties. The new $12,000,000 floating rate note adjusts to the lower of the bank's base rate or the Euro dollar rate plus 1.75%. The rate at September 30, 1998 was approximately 7.39%. The loan requires monthly payments of interest and principal based on a 20 year amortization schedule and matures in June 2001, with a balloon payment of approximately $11,264,000. The Partnership incurred $191,000 in fees and expenses in connection with the refinancing.

         Pursuant to the terms of the new loan, Sherburne is prohibited from making any distributions to its partners (including the Partnership) except for distributions by Sherburne to the Partnership from funds from operations of such amounts necessary to pay the Partnership's administrative fees, expenses and reimbursements, as well as the General Partner's legal fees associated with Sherburne's properties. An affiliate of the General Partner has guaranteed approximately $5,000,000 of the loan.

5.       Distribution

         In accordance with the Amended and Restated Partnership Agreement, the Partnership distributed approximately $27,538,000 ($35,080 per Preferred Unit) to the Preferred Unitholders. The distributions were funded by sale and refinancing proceeds, a loan of $1,300,000 from an affiliate of the Partnership's general partner (see note 3) and the release of restricted cash. Since the Preferred Unitholders have been paid in full, their units have been redeemed and they will receive no future distributions or income/loss allocations.

                                    8 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1998

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

           On June 10, 1998, the Registrant sold to an unaffiliated third party all the Registrant's properties (the "Properties"), with the exception of the retail buildings, for approximately $38,425,000. (The Registrant incurred closing costs of approximately $1,935,000). As a condition of the sale, an affiliate of the general partner was also required to sell properties consisting of a tennis club, employee housing and a maintenance facility. The affiliate received approximately $1,300,000 for the sale of the properties. The affiliate subsequently loaned the proceeds of the sale to the Registrant at 6% simple interest. The Registrant recognized a gain of $2,928,000, as a result of the sale of the properties. The rest of the commercial rental properties owned by the Registrant are not currently being marketed for sale, as the General Partner believes that the rental market will continue to improve and that marketing the commercial rental properties today would be premature.

           The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $75,000 at September 30, 1998, as compared to December 31, 1997. The decrease was due to $38,861,000 of cash provided by investing activities, which was more than offset by $37,837,000 of cash used in financing activities and $1,099,000 of cash used in operating activities. Investing activities consisted of net sales proceeds of approximately $36,540,000 and a decrease in restricted cash reserves of $3,145,000, which was partially offset by improvements to property and equipment

                                    9 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1998

Item 2.    Management's Discussion and Analysis or Plan of Operation

           Liquidity and Capital Resources (Continued)

           of $808,000. Financing activities consisted primarily of distributions of $27,538,000 ($35,080 per preferred unit) made to preferred investor limited partners and $23,140,000 paid in satisfaction of a mortgage loan, which was partially offset by refinancing proceeds of $12,000,000 and a loan from an affiliate of $1,300,000. At September 30, 1998, the Registrant's unrestricted cash reserves were $100,000 and the restricted cash balance was $1,692,000. The unrestricted and restricted cash reserves are invested in money market accounts.

           The mortgage loan encumbering the Registrant's properties was refinanced on sale of the Properties. The new $12,000,000 floating rate note adjusts to the lower of the bank's base rate or Euro dollar rate plus 1.75%. The rate at September 30, 1998, was approximately 7.39%. The loan requires monthly payments of interest and principal based on a 20 year amortization schedule and matures in June 2001, with a balloon payment of approximately $11,264,000. The Registrant incurred $191,000 in fees and expenses, in connection with the refinancing.

           Pursuant to the terms of the new loan, Sherburne is prohibited from making any distributions to its partners (including the Registrant) except for distributions by Sherburne to the Registrant from funds from operations of such amounts necessary to pay the Registrant's administrative fees, expenses and reimbursements, as well as, the General Partner's legal fees associated with Sherburne's properties.

           Results of Operations

           The Registrant's net income before extraordinary loss on extinguishment of debt decreased by $112,000 for the nine months ended September 30, 1998 as compared to 1997. This decrease in income is primarily attributable to the sale of properties on June 10, 1998. Although total revenue decreased by $9,637,000 for the nine months ended September 30, 1998, as compared to 1997, primarily due to the sale of the Properties on June 10, 1998, income from the commercial properties which have not been sold increased by $61,000 due to an increase in rental rates.

           Operating expenses decreased by $6,577,000 for the nine months ended September 30, 1998, as compared to 1997, primarily due to the sale of the properties. With respect to the commercial properties which have not been sold, expenses remained relatively constant.

           Interest expense decreased by approximately $683,000, primarily due to a $270,000 payment in 1997 of additional interest to a previous lender and due to the sale of the properties and reduction in mortgage principal balance. Other income decreased by $620,000 primarily due to the sale of the Properties and proceeds of $46,000 received for an easement in 1997. Interest income decreased by $43,000 due to a decrease in restricted cash available for investment.

           The results of operations in future quarters will differ from the results of operations for the nine months ended September 30, 1998, due to the seasonal nature of the Registrant's business and the sale of the Properties. Inflation and changing economic conditions could also affect occupancy levels, rental and operating expenses.

                                    10 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1998

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) Reports on Form 8K: No report was filed during the period.

                                    11 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BY:      THREE WINTHROP PROPERTIES, INC.
                                          Managing General Partner

                                          BY:      /s/ Michael L. Ashner
                                              ---------------------------------
                                                   Chief Executive Officer

                                          BY:      /s/ Edward V. Williams
                                              ---------------------------------
                                                   Chief Financial Officer

                                          Dated:   November 9, 1998

                                    12 of 12