Form 10KSB
period 1998-12-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1999-03-31
CIK 832479

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                 FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d)
                      of Securities Exchange Act of 1934

                                                               Commission File
For the fiscal year ended December 31, 1998                    Number 0-16865
                          -----------------                           -------

               NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
      ------------------------------------------------------------------
      (exact name of small business issuer as specified in its charter)

   Massachusetts                                            04-2948435
----------------------                         --------------------------------
(State of organization)                        (IRS Employer Identification No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts                 02142
-------------------------------------------------------               ---------
      (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number including area code:                (617) 234-3000
                                                                  --------------

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                 -------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $5,531,000.

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                                    PART I

Item 1.  Description of Business.

Development

         Nantucket Island Associates Limited Partnership (the "Registrant") was organized on December 17, 1986, under the laws of the State of Delaware for the purpose of owning a 99.98% beneficial interest in Sherburne Associates ("Sherburne"), a Massachusetts general partnership that, until June 10, 1998, owned and operated a portfolio of properties located on Nantucket Island, Massachusetts. This portfolio included two hotels (the Harbor House and White Elephant Hotel), 24 rental units located in the Wharf Cottages, 48 retail buildings, the Nantucket Boat Basin (accommodating 242 yachts) and employee housing for approximately 150 persons. Effective June 10, 1998, Sherburne sold all of its properties other than the 48 retail buildings (the "Retail Properties"). See "Disposition of Assets" below. The interest in Sherburne is held through a 99.99% general partnership interest in NIA Operating Associates Limited Partnership, a Massachusetts limited partnership ("NIA") which owns a 99.99% general partnership interest in Sherburne. The general partner of the Registrant is Three Winthrop Properties, Inc., a Massachusetts corporation ("Three Winthrop" or the "General Partner").

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

         Profits and losses of the Registrant from normal operations had been allocated 95% to the Limited Partners and 5% to Three Winthrop from January 1, 1994 through November 8, 1996. In connection with the Rights offering, however, the Agreement of Limited Partnership of the Registrant was amended and restated to provide for, among other things, (i) losses to be allocated 5% to the General Partner and 95% to the limited partners (including the holders of Preferred Units) in proportion to and to the extent of their positive capital account balances, (ii) a cumulative preferred annual return of 8% per Preferred Unit which is to be paid out of available cash flow, and (iii) a priority distribution to holders of Preferred Units from net proceeds from a capital transaction or upon liquidation of Registrant (which distribution is prior to any distributions on account of non-preferred limited partnership interests and to the general partner) equal to 250% of the initial capital invested by such holders for each Preferred Unit. As a result of a sale of all but the Retail Properties in June 1998 and the Registrant's subsequent distribution to Preferred Unitholders, the priority distribution was satisfied and the Preferred Units were retired.

         The Registrant acquired its interest in Sherburne in December 1986 from unrelated third parties ("Sellers"). The purchase price was approximately $50.6 million, of which approximately $31.1 million was paid in cash, approximately $8.4 million was paid by the issuance of a promissory note from the Registrant to an affiliate of the Sellers and the remaining approximately $11.1 million was paid by the assumption of certain mortgages and other debts of Sherburne Associates. The Registrant remains obligated to make a contingent purchase price payment to the Sellers upon the sale or refinancing of the Retail Properties dependent upon the ultimate proceeds realized. See "Item 7, Financial Statements - Note 7" for additional information with respect to this obligation.

         The Registrant's sole business is to own and operate the Retail Properties through its interest in Sherburne, with a view toward preserving and protecting partnership capital and increasing capital appreciation and cash distributions until such time that a sale of all or any portion of the Retail Properties appears to be advantageous to the Registrant. See "Item 2, Description of Properties" for information with respect to the Retail Properties.

Disposition of Assets

         After marketing its properties for sale through a third party broker, on June 10, 1998 Sherburne sold to an unaffiliated third party its Hotel properties (other than one single family house operated in conjunction with the Harbor House which was sold on January 13, 1999 (see below)), rental units located in the Wharf Cottages, employee housing and Boat Basin. The purchase price paid to Sherburne for the assets sold was approximately $38,425,000 net of adjustments. The Partnership received net proceeds from the sale of approximately $12,966,000 after mortgage satisfaction and closing costs of approximately $2,319,00 which were distributed to the Preferred Unitholders in full satisfaction of their priority return .

         On January 13, 1999, Sherburne sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. Sherburne incurred closing costs of $10,000. See "Item 7, Financial Statements - Note 10."

Employees

         None of the Registrant, NIA nor Sherburne has employees. Services are performed for the Registrant, NIA and Sherburne by their respective general partners and the agents retained by them. Winthrop Management LLC, an affiliate of the General Partner, oversees the direct day-to-day management of the Registrant's commercial properties. Prior to their sale, management of the hotels, the Wharf Cottages and the Boat Basin was performed by Interstate Hotels Corporation, which is not affiliated with the General Partner.

Item 2.  Description of Properties.

         The Registrant does not own any property other than its general partnership interest in Sherburne. The following sets forth certain information with respect to the Retail Properties.

         The Retail Properties contain 78,003 square feet of leasable space. They were acquired originally acquired in December 1986 for a purchase price of $24,901,631.

         The following table sets forth the average annual occupancy rate and/or the average monthly per square foot rate at the Retail Properties for the years ended December 31, 1998 and 1997:

                                                        Average
                                                       Occupancy
                                 Average Rate            Rate
                                ---------------      --------------
                                1998      1997       1998      1997
                                ----      ----       ----      ----
                               $40.77    $41.94      100%      100%

         The mortgage loan encumbering Sherburne's properties was refinanced in February 1997 with a new $23,600,000 floating rate loan. In connection with the sale of all of Sherburne's properties other than the Retail Properties, Sherburne retired this refinanced loan by making a cash payment from the sale proceeds of approximately $11,550,000 and simultaneously with the sale of the properties, refinancing its remaining retail properties with BankBoston, N.A. ("BankBoston"). The refinanced BankBoston mortgage loan has a principal balance of $12,000,000, bears interest at the rate of LIBOR plus 1.75% (as compared to LIBOR plus 3.25% to 3.75% on the prior loan) and matures on June 10, 2001 at which time a balloon payment of $11,264,000 will be due. The loan requires monthly payments of interest and principal based upon a 20 year amortization schedule. As with the prior loan, the newly refinanced loan continues to prohibit Sherburne from making any distributions to its partners except in certain instances. See "Item 7, Financial Statements-Note 4."

         The following table sets forth certain information concerning lease expirations at the Retail Properties (assuming no renewals for the period from January 1, 1999 through December 31, 2008):

            # of Tenants    Aggregate SF       Annualized       Percentage of
            Whose Leases     Covered By        Rental for     Total Annualized
               Expire      Expiring Leases   Leases Expiring        Rental
          ------------     ---------------   ---------------  -----------------
    1999       36               25,621           1,041,352           30.1%
    2000       25               18,409             991,239           28.6%
    2001       17               23,294             971,496           28.1%
    2002        2                1,133             117,500            3.4%
    2003        1                2,496              56,000            1.6%
    2004        1                2,000              95,500            2.8%
    2005       --                   --                  --             --
    2006        1                5,050             187,000            5.4%
    2007       --                   --                  --             --
    2008       --                   --                  --             --

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Retail Properties and 82 Easton Street taken as a whole as of December 31, 1998:

   Gross Carrying       Accumulated                               Federal Tax
       Value            Depreciation       Rate        Method        Basis
   ---------------      ------------       ----        ------     -----------
     $25,696,000         $7,176,000      5-30 yrs.       S/L      $15,889,000

         The realty tax rate and realty taxes paid for the Retail Properties in 1998 were $10.71/1,000 and $422,230, respectively.

         The Registrant believes that its Retail Properties are adequately insured.

         For information with respect to capital improvements performed at the Properties in 1998 and anticipated capital improvements in 1999, see "Item 6, Management's Discussion and Analysis or Plan of Operation."

         In addition to the Capital Improvement Program and ongoing capital improvements, during the last five years certain renovations had been required as a result of damage caused by natural disasters.

         During the formation of the Registrant an engineering study was performed which revealed that petroleum hydrocarbon products had leaked out of five separate portions of the Properties (the "sites"). Under applicable Massachusetts law, the owner of the property on which such hazardous wastes have been released is responsible for the entire cost of cleaning up such wastes. In connection with the Registrant's acquisition of Sherburne, the Sellers agreed to indemnify the Registrant for one-half of the costs of an environmental cleanup of the Properties, up to an aggregate payment by the Sellers of $1.25 million. As of December 31, 1998, Sherburne Associates' cumulative share of the environmental cleanup totaled approximately $131,000. These costs included removal of old gasoline tanks, installation of monitoring wells and installation of recovery wells, as well as professional fees paid to engineers who analyzed the potential future costs of cleaning up the Properties and who also served as representatives of the Registrant in discussions with Massachusetts environmental officials.

         Three of the five sites have been closed on the Department of Environmental Protection's ("DEP") active files. Risk assessments were completed on the remaining two sites. The two sites qualified for temporary closure which states that a temporary solution has been achieved. Periodic evaluations of conditions at both sites must continue. It is anticipated that it may take a prolonged period of time to reach a final closure at both sites.

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

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no established trading market for the Units. As of March 1, 1999, there were 795 holders of 785 outstanding limited partnership units (the "Units"). In addition, the Registrant's partnership agreement places significant restrictions on the rights of Limited Partners to transfer or assign their interests in the Registrant. Accordingly, transfers of Units and Preferred Units are infrequent and occur only through private transactions.

         For information as to allocations of profit and loss and distributions to the holders of Units and Preferred Units see Item 1, "Description of Business."

         Pursuant to the loan encumbering the Retail Properties, Sherburne is prohibited from making distributions to its partners except in limited circumstances. In light of the extensive capital improvement project ongoing at the Properties, no distributions were paid or accrued for 1997. During 1998, the Registrant made a $27,538,000 distribution to its Preferred Unitholders which fully-satisfied the priority return payable to the Preferred Unitholders. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's ability to make future distributions.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Liquidity and Capital Resources

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

         The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The seasonal nature of the Registrant's business results in the Registrant having to supplement deficiencies in its cash flows with its reserves during the first, second and fourth quarters of each year.

         On June 10, 1998, the Registrant sold to an unaffiliated third party all the Registrant's properties (the "Properties") with the exception of the commercial properties for approximately $38,425,000 net of adjustments. As a condition of the sale, an affiliate of the general partner was required to sell properties consisting of a tennis club, employee housing and a maintenance facility. The affiliate received approximately $1,300,000 for the sale of the properties. The affiliate subsequently loaned the proceeds of the sale to the Registrant for distribution. The Registrant received net sale proceeds of approximately $12,966,000 after mortgage satisfaction and closing costs of approximately $2,319,000. The carrying value of the properties sold was approximately $33,562,000 and the Registrant realized a gain for financial reporting purposes of approximately $2,544,000. On January 13, 1999 the Registrant sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. The Registrant incurred closing costs of approximately $10,000. The carrying value of the property sold was approximately $266,000 and the Registrant realized a gain of approximately $124,000. The rest of the commercial rental properties owned by the Registrant are not currently being marketed for sale, as the General Partner believes that the rental market will continue to improve and that marketing the commercial rental properties today would be premature.

         The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $75,000 at December 31, 1998, as compared to December 31, 1997. The decrease was due to $38,812,000 of cash provided by investing activities, which was more than offset by $37,906,000 of cash used in financing activities and $981,000 of cash used in operating activities. Investing activities consisted of net sales proceeds of approximately $36,530,000 and a decrease in restricted cash reserves of $3,146,000, which was partially offset by improvements to property and equipment of $864,000. Financing activities consisted primarily of distributions of $27,538,000 ($35,080 per preferred unit) to preferred investor limited partners (from the sale of the properties) and $23,140,000 paid in satisfaction of a mortgage loan, which was partially offset by refinancing proceeds of $12,000,000 and a loan from an affiliate of $1,300,000. At December 31, 1998, the Registrant's unrestricted cash reserves were $100,000 and the restricted cash balance was $1,691,000, as compared to $175,000 and $4,837,000, respectively, at December 31, 1997. The unrestricted and restricted cash reserves are invested in money market accounts.

         During 1998 the Registrant spent $864,000 on capital improvements, which included approximately $496,000 on bulkhead improvements. As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $3,000,000 over the next five years for bulkhead replacement. The Registrant expects to utilize cash flow from operations to fund these improvements.

         The Registrant has received a letter from the U.S. Department of Justice relating to potential non-compliance with the American Disabilities Act (the "Act"). After review of the commercial properties compliance with the Act, the Registrant agrees that certain modifications are required. The cost and time period of these modifications cannot be determined at this time. The Managing General partner does not believe these costs will have material adverse effect on the Registrant.

         The mortgage loan encumbering the Registrant's properties was refinanced upon the sale of the Properties. The new $12,000,000 floating rate note adjusts to the lower of the bank's base rate or the Euro dollar rate plus 1.75%. The rate at December 31, 1998 was approximately 7%. The loan requires monthly payments of interest and principal based on a 20 year amortization schedule and matures in June 2001, with a balloon payment of approximately $11,264,000. The Registrant incurred $191,000 in fees and expenses in connection with the refinancing, including the purchase of the interest rate collar.

         Pursuant to the terms of the new loan, Sherburne is prohibited from making any distributions to its partners (including the Registrant) except for distributions by Sherburne to the Registrant from funds from operations of such amounts necessary to pay the Registrant's administrative fees, expenses and reimbursements, as well as the General Partner's legal fees associated with Sherburne's properties. It is anticipated that any cash flow from operations that is not used for improvements to properties, will be utilized as a reserve towards refinancing the debt, which matures in June 2001.

Results of Operations

         The Registrant's net income before extraordinary loss on extinguishment of debt increased by $800,000 for the year ended December 31, 1998 as compared to 1997. This increase is attributable to the sale of properties on June 10, 1998.

         Total revenue decreased due to the sale of the Properties on June 10, 1998. Income from the remaining commercial properties, increased by $224,000 due to an increase in rental rates on lease renewals. The commercial properties were fully occupied during 1998 and 1997.

         The decrease in operating expenses was also due to the sale of the properties. The commercial properties had an overall increase in expenses of $170,000 which was the result of increases in commercial operating expenses. Other expenses remained relatively constant.

         Interest expense decreased by $1,026,000, primarily due to the reduction in mortgage principal balance, which was a result of the sale of the Properties and to a $270,000 payment in 1997 of additional interest to a previous lender. Interest income decreased by $94,000 due to a decrease in restricted cash available for investment.

         The results of operations in future years may differ from the results of operations for the year ended December 31, 1998, as weather conditions could adversely affect operating results due to the short seasonal nature of the resort business. Inflation and changing economic conditions could also effect occupancy levels, rental rates and operating expenses.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. During the first half of 1998, the General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the General Partner and its affiliates, such custom programs are Year 2000 compliant. Following the completion of its assessment of the computer software and hardware, the General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, the General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Item 7.  Financial Statements

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                             FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1998

                                    INDEX


                                                                         Page
                                                                         ----
Independent Auditors' Report............................................. F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 1998 and 1997............. F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1998 and 1997............................................... F-4

Consolidated Statements of Partners' Equity (Deficit)
for the Years Ended December 31, 1998 and 1997........................... F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998 and 1997............................................... F-6

Notes to Consolidated Financial Statements............................... F-7

                         Independent Auditors' Report

To the Partners
Nantucket Island Associates Limited Partnership and Subsidiaries

We have audited the accompanying consolidated balance sheets of Nantucket Island Associates Limited Partnership (the "Partnership") and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Island Associates Limited Partnership and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                  Certified Public Accountants


New York, New York
February 19, 1999

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Unit Data)


                                                                DECEMBER 31,
                                                               --------------
                                                               1998      1997
                                                               ----      ----
ASSETS
------
Cash and cash equivalents                                    $    100  $     75
Restricted cash                                                 1,691     4,837
Accounts receivable, less allowance for doubtful
   accounts of $ - (1998) and $42 (1997)                           82       248
Inventories                                                        --       313
Real estate tax escrow and other current assets                   485       978
                                                             --------  --------
     Total current assets                                       2,358     6,551

Property and equipment, net of accumulated depreciation
   of $7,176 (1998) and $23,269 (1997)                         18,520    50,883

Deferred rent receivable                                          279       386
Deferred costs, net of accumulated amortization of
   $933 (1998) and $2,443 (1997)                                  680     1,782
                                                             --------  --------
         Total assets                                        $ 21,837  $ 59,602
                                                             ========  ========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------
Accounts payable and other liabilities                       $    948  $  1,377
Current maturity of  long-term debt                               278       470
Related party note payable                                      1,300        --
                                                             --------  --------
     Total current liabilities                                  2,526     1,847

Long-term debt                                                 11,746    23,031
                                                             --------  --------
         Total liabilities                                     14,272    24,878
                                                             --------  --------
Commitments and Contingencies

Partners' equity:
     Limited partners equity; 785 units authorized,
     issued, and outstanding                                   18,813    35,186

     Preferred limited partners equity, 785 units
     at December 31, 1997                                          --     9,916

     General partners' (deficit)                              (11,248)  (10,378)
                                                             --------- ---------
         Total partners' equity                                 7,565    34,724
                                                             --------  --------
         Total liabilities and partners' equity              $ 21,837  $ 59,602
                                                             ========= =========

               See notes to consolidated financial statements.

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Unit Data)

                                                            DECEMBER 31,
                                                         ------------------
                                                          1998          1997
                                                          ----          ----
Revenue:
     Hotel operations                                  $      920     $ 7,672
     Restaurant operations                                    421       2,765
     Commercial rental operations                           4,021       4,026
     Boat basin operations                                    169       2,656
                                                       -----------    --------
         Total revenue                                      5,531       17,119
                                                         ---------    --------
Operating expenses:
     Hotel                                                  1,511       4,350
     Restaurant                                             1,158       3,438
     Commercial rental                                        865         695
     Boat basin                                               314       1,849
     Bad debt expense                                          --          32
     Real estate taxes                                        482         619
     Insurance                                                363         555
     Management and administrative                            386         604
     Amortization                                             163         232
     Depreciation                                             583       2,363
                                                       -----------    --------
         Total operating expenses                           5,825      14,737
                                                       -----------    --------
(Loss) income from operations                                (294)      2,382
                                                       -----------    --------
Other income (expense):
     Interest income                                          156         250
     Interest expense                                      (1,624)     (2,650)
     Gain on sale of properties                             2,544          --
                                                       ----------     --------
         Total other income (expense), net                  1,076      (2,400)
                                                       ----------     --------
Net income (loss) before extraordinary loss                   782         (18)

Extraordinary loss on extinguishment of debt                 (403)          --
                                                       -----------    --------
Net income (loss)                                      $      379     $   (18)
                                                       ==========     ========
Net loss allocated to general partners                 $      (83)    $    (1)

Net loss allocated to limited partners                 $   (1,412)    $   (13)
                                                       ===========    ========
Net income (loss) allocated to preferred
  limited partners                                     $    1,874     $    (4)
                                                       ==========     ========
Net loss per limited partnership unit:

     Loss before extraordinary item                    $(1,417.84)    $(16.56)

     Extraordinary item - loss on extinguishment
       of debt                                            (380.89)         --
                                                       -----------    --------
     Net loss                                          $(1,798.73)    $(16.56)
                                                       ===========    ========

Net income (loss) per preferred limited
  partnership unit:

     Income (loss) before extraordinary item           $ 2,494.27     $ (5.10)

     Extraordinary item - loss on extinguishment
       of debt                                            (107.01)         --
                                                       -----------    --------
     Net income (loss)                                 $ 2,387.26     $ (5.10)
                                                       ===========    ========

               See notes to consolidated financial statements.

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
                       (In Thousands, Except Unit Data)


                                                                                  Preferred
                                 Units of      Preferred Units      Investor      Investor
                                  Limited         of Limited        Limited       Limited         General         Total
                                 Partnership      Partnership       Partners'     Partners'      Partners'       Partners'
                                   Interest         Interest         Equity        Equity         Deficit         Equity
                                 ------------  ---------------      ----------    ----------     ---------       ---------
Balance--January 1, 1997               785             785           $ 35,199      $  9,921       $(10,377)       $ 34,743

Syndication Costs                                                                        (1)                            (1)

Net loss                                                                  (13)           (4)            (1)            (18)
                                       ---            ----           --------      ---------      ---------       ---------
Balance--December 31, 1997             785             785           $ 35,186      $  9,916       $(10,378)       $ 34,724

Distribution                                                                        (27,538)            --         (27,538)

Net income (loss)                                                      (1,412)        1,874            (83)            379

Redemption of Preferred
  Limited Partners' Equity                            (785)           (14,961)       15,748           (787)             --
                                       ----           -----          ---------     ---------      ---------       ---------
Balance--December 31, 1998             785              --           $ 18,813      $    --        $(11,248)       $  7,565
                                       ===            =====          =========     =========      =========       =========



                See notes to consolidated financial statements

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                  DECEMBER 31,
                                                                  ------------
                                                              1998       1997
                                                              ----       ----

CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income (loss)                                           $    379  $    (18)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization                               835     2,741
     Gain on sale of properties                               (2,544)       --
     Extraordinary loss on extinguishment of debt                403        --
     Provision for bad debts                                     (42)       19

Changes in operating assets and liabilities:
         Accounts receivable                                     208       229
         Receivables from related parties                         --        74
         Inventories                                              34       (41)
         Real estate tax escrow and other current assets         493      (404)
         Deferred rent receivable                                107         6
         Accounts payable and other liabilities                 (854)     (143)
                                                            --------- ---------
Net cash (used in) provided by operating activities             (981)    2,463
                                                            --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in restricted cash reserves           3,146    (4,095)
     Expenditures for property and equipment                    (864)   (5,131)
     Net proceeds from sale of properties                     36,530        --
                                                            --------- ---------
Net cash provided by (used in) investing activities           38,812    (9,226)
                                                            --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Related party note payable                                1,300        --
     Satisfaction of mortgage payable                        (23,140)  (26,000)
     Proceeds from mortgage refinancing                       12,000    23,600
     Principal payments on long-term debt                       (337)     (354)
     Deferred costs paid at refinancing                         (191)     (703)
     Distributions to partners                               (27,538)       --
     Syndication costs                                            --        (1)
                                                            --------- ---------
Net cash used in financing activities                        (37,906)   (3,458)
                                                            --------- ---------
Net decrease in cash and cash equivalents                        (75)  (10,221)

Cash and cash equivalents, beginning of year                     175    10,396
                                                            --------- ---------
Cash and cash equivalents, end of year                      $    100  $    175
                                                            ========= =========
Supplemental Information--
     Cash paid for interest                                 $  1,452  $  2,527
                                                            ========= =========
Supplemental Disclosure of Non-Cash Investing Activity:
     Accrued expenses on sale of the properties             $    425  $     --
                                                            ========= =========

               See notes to consolidated financial statements.

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Nantucket Island Associates Limited Partnership (the "Partnership") was formed on December 17, 1986 under the laws of Delaware for the purpose of owning a 99.98% beneficial interest in Sherburne Associates ("Sherburne"), a Massachusetts general partnership, which owns and operates a portfolio of properties located on Nantucket Island, Massachusetts. This portfolio included two hotels, commercial rental properties, 24 rental units located in the Wharf Cottages, a boat basin accommodating approximately 250 yachts and employee housing (collectively, the "Properties"). On June 10, 1998, the Partnership sold all of its properties with the exception of the commercial rental properties (see Note 3).

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

         In order to fund required capital improvements, reduce the Partnership's indebtedness (including repayment of an outstanding loan to the General Partner) and increase working capital, the General Partner determined that it was necessary to increase the Partnership's equity by means of an offering of subscription rights (the "Rights") to holders of limited partner interests (the "Unitholders") to purchase preferred partnership units (the "Preferred Units") at a cost of $13,333 per Right. The Partnership filed offering materials with the Securities and Exchange Commission and commenced the offering during the third quarter of 1996. An affiliate of the General Partner (the "Affiliate") agreed to subscribe for all Preferred Units which were not subscribed for by the Unitholders. The Offering closed on November 8, 1996 and the Partnership received gross proceeds of approximately $10,466,000 from the sale of the Preferred Units, including those Preferred Units acquired by an affiliate of the General Partner. The Partnership Agreement provides that the Partnership may sell additional limited partnership interests to raise additional equity, if the General Partner determines that such additional funds are required.

         Through October 31, 1996, income and losses of the Partnership from operations were allocated 95% to the limited partners and 5% to the General Partner. In accordance with the amended partnership agreement (the "Agreement"), effective November 8, 1996 and while the Preferred Units are outstanding, losses are allocated 5% to the General Partner and 95% to the limited partners, in proportion to and to the extent of the positive balances in the limited partners' capital accounts. The Agreement also provides that while the Preferred Units are outstanding, cash flow from operations and capital proceeds (as defined in the Agreement) shall be distributed first to the Preferred Unitholders in an amount equal to a cumulative annual 8% compounded

           NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         In accordance with the Amended and Restated Partnership Agreement, the Partnership distributed approximately $27,538,000 ($35,080 per Preferred Unit) to the Preferred Unitholders. The distributions were funded by sale (see note 3) and refinancing proceeds, a loan of $1,300,000 from an affiliate of the Partnership's general partner (see note 6) and the release of restricted cash. Since the Preferred Unitholders have been paid in full, their units have been redeemed in accordance with the Agreement and they will receive no future distributions or income/loss allocations.

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

         Advertising

         The Partnership expenses the costs of advertising as incurred. Advertising expense, which is included in hotel, restaurant and boat basin operating expenses, was approximately $281,000 and $568,000 for the years ended December 31, 1998 and 1997, respectively.

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

           NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued)

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

         Inventories

         Inventories in prior years consisted of food and beverage, linens, glassware, china and silver and were valued at the lower of cost (as determined using the first-in, first-out method) or market.

         Depreciation

         Depreciation is calculated using the straight-line method, using estimated useful lives of 30 years for buildings and improvements, 20 years for land improvements and 5 years for furniture, fixtures and equipment.

         Deferred Costs

         Deferred costs consist of mortgage costs and costs related to the acquisition of the Partnership's investment Properties.

         Deferred mortgage costs which consist of an interest rate collar, commitment fee, legal and professional fees, and title insurance, are amortized using the straight-line method over the term of the related agreement. The amortization relating to the interest rate collar and commitment fee is charged to interest expense. The amortization charged to interest expense was $89,000 and $146,000 for the years ended December 31, 1998 and 1997, respectively. Costs related to the acquisition of the Partnership's investment in the Properties are amortized primarily over 19 years.

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

           NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Restricted Cash

         Restricted cash at December 31, 1998 and 1997, represents funds provided for and maintained by the Partnership, pursuant to the mortgage note payable agreement, to meet future capital requirements, debt service payments and operational needs.

         Reclassification

         Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

         Segment Reporting

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note 9 - Segment Information" for detailed disclosures

           NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997


2.       PROPERTY AND EQUIPMENT

         Investment Properties and Accumulated Depreciation:

                                                   1998               1997
                                                   ----               ----

         Land                                  $ 9,434,000       $ 15,606,000
         Buildings, improvements and
           personal property                    16,262,000         55,898,000
         Construction in progress                       --          2,648,000
                                               ------------      -------------
                                                25,696,000         74,152,000
         Less: accumulated depreciation         (7,176,000)       (23,269,000)
                                               ------------      -------------
            Property and equipment, net        $18,520,000       $ 50,883,000
                                               ============      =============

3.       SALE OF PROPERTIES

         On June 10, 1998, the Partnership sold to an unaffiliated third party all the Partnership's properties (the "Properties") with the exception of the commercial properties for approximately $38,425,000, net of adjustments. As a condition of the sale, an affiliate of the general partner was required to sell properties consisting of a tennis club, employee housing and a maintenance facility. The affiliate received approximately $1,300,000 for the sale of the properties. The affiliate subsequently loaned the proceeds of the sale to the Partnership for distribution. The Partnership received net sale proceeds of approximately $12,966,000 after mortgage satisfaction and closing costs of approximately $2,319,000. The carrying value of the properties sold was approximately $33,562,000 and the Partnership realized a gain for financial reporting purposes of approximately $2,544,000.

4.       LONG-TERM DEBT

         The following is a summary of the Partnership's debt at December 31:

                                                   1998               1997
                                                   ----               ----

         Mortgage loan                         $11,887,000       $23,311,000
         Note payable--related party             1,300,000                --
         Other mortgage notes payable              137,000           190,000
                                               ------------      ------------
         Total long-term debt                   13,324,000        23,501,000
         Less: current maturity of
           long term debt                       (1,578,000)         (470,000)
                                               ------------      ------------
           Long-term debt                      $11,746,000       $23,031,000
                                               ============      ============

           NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997


4.       LONG-TERM DEBT (Continued)

         Mortgage Loan

         The mortgage loan encumbering the Partnership's properties was refinanced upon the sale of the Properties. The new $12,000,000 floating rate note adjusts to the lower of the bank's base rate or the Euro dollar rate plus 1.75%. The rate at December 31, 1998 was approximately 7%. The loan requires monthly payments of interest and principal based on a 20 year amortization schedule and matures in June 2001, with a balloon payment of approximately $11,264,000. The Partnership incurred $191,000 in fees and expenses in connection with the refinancing, including the purchase of an interest rate collar.

         Pursuant to the terms of the new loan, Sherburne is prohibited from making any distributions to its partners (including the Partnership) except for distributions by Sherburne to the Partnership from funds from operations of such amounts necessary to pay the Partnership's administrative fees, expenses and reimbursements, as well as the General Partner's legal fees associated with Sherburne's properties. The General Partner has guaranteed approximately $4,887,000 of the loan.

         The Partnership recognized an extraordinary loss on extinguishment of debt of $403,000 on refinancing. The extraordinary loss resulted from the write-off unamortized mortgage costs.

         Aggregate principal maturities due on all long-term debt (including the current portion) at December 31, 1998 are as follows:

                         1999               $   278,000
                         2000                   286,000
                         2001                11,395,000
                         2002                    15,000
                         2003                    16,000
                         Thereafter              34,000
                                            -----------
                                            $12,024,000
                                            ===========

5.       RENTAL INCOME UNDER OPERATING LEASES

         The aggregate future minimum lease payments under non-cancelable operating leases at December 31, 1998 are as follows:

                         1999               $3,196,000
                         2000                2,284,000
                         2001                1,361,000
                         2002                  412,000
                         2003                  311,000
                         Thereafter            630,000
                                            ----------
                                            $8,194,000
                                            ==========

           NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997


5.       RENTAL INCOME UNDER OPERATING LEASES (Continued)

         The leases for the majority of the commercial properties provide for contingent rentals, which are based on sales volume or other activity-related criteria, and include property tax escalation clauses. Aggregate future lease rentals do not include these contingent rental or escalation amounts. Contingent rentals amounted to approximately $187,000 and $219,000, for the years ended December 31, 1998 and 1997, respectively, and are included in commercial rental income.

6.       TRANSACTIONS WITH RELATED PARTIES

         The Partnership and Sherburne have incurred charges by and commitments to companies affiliated by common ownership and management with the general partners. Related-party transactions with WFA and its affiliates include the following for the years ended December 31:

                                                         1998         1997
                                                         ----         ----

           Asset Management Fee                         $269,000    $253,000

           Management Fees                                87,000      89,000

           Reimbursement for administrative expenses      51,000      43,000

           Transaction fee for sale                      384,000          --

         The Partnership also rents certain facilities from affiliates of the General Partner. These rents amounted to approximately $9,000 and $65,000 for the years ended December 31, 1998 and 1997, respectively.

         As discussed in Note 3, an affiliate of the general partner loaned approximately $1,300,000 to the Partnership in connection with the sale of the Properties. The note, which is payable on demand, bears interest at six percent. The interest accrued for the period ended December 31, 1998 amounted to $43,000.

7.       COMMITMENTS AND CONTINGENCIES

         Environmental Cleanup Costs

         The General Partner of the Partnership was aware at the time of acquisition of the Properties that petroleum products had seeped onto certain sections of the Properties. Under Massachusetts law, the owner of such property is responsible for the entire cost of the remediation of such hazardous wastes. In connection with the Partnership's acquisition of Sherburne, the sellers indemnified the Partnership for one-half of the expenses incurred by it in connection with the cleanup operations for a maximum aggregate amount of $1,250,000.

           NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

7.       COMMITMENTS AND CONTINGENCIES (Continued)

         Environmental Cleanup Costs (Continued)

         The sellers deposited $1,250,000 in escrow as security for the sellers' indemnification. The Partnership has incurred approximately $131,000 as its one-half share of cleanup costs, to date. These costs included expenses of removing certain underground tanks from the Properties and the professional services of engineers in analyzing the potential costs of future cleanup and serving as the Partnership's representatives in discussions with the Massachusetts Department of Environmental Protection in determining the best course of action.

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

         After December 31, 2000, Sherburne may require the sellers to sell such rights to Sherburne (the "Call Option"). Upon the exercise of either the Put Option or the Call Option, Sherburne shall pay the fair market value of such rights to the sellers. The fair market value shall be determined by the agreement of Sherburne and the sellers or, if no such agreement can be reached, by an independent appraiser. The sellers were not entitled to any contingent purchase price payments for the 1998 property sales or refinancing.

           NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997

7.       COMMITMENTS AND CONTINGENCIES (Continued)

         Capital Improvements

         As owner of the commercial properties along the wharf, the Partnership is responsible for maintaining the bulkheads. The Partnership anticipates spending approximately $3,000,000 over the next five years for bulkhead replacement.

         The Partnership has received a letter from the U.S. Department of Justice relating to potential non-compliance with the American Disabilities Act (the "Act"). After review of the commercial properties compliance with the Act, the Partnership agrees that certain modifications are required. The cost and time period of these modifications cannot be determined at this time.

8.       TAXABLE INCOME (LOSS)

         The taxable income (loss) of the Partnership, the Operating Partnership and Sherburne differs from the consolidated net income (loss) reported for financial reporting purposes, primarily due to timing differences in the recognition of depreciation and amortization expense, commercial rental revenue and gain on sale for tax purposes. A reconciliation of consolidated net income (loss) for financial reporting purposes to federal income tax basis net income (loss) for the years ended December 31, 1998 and 1997 is as follows:

                                                        1998       1997
                                                        ----       ----

          Consolidated net income (loss) for
            financial reporting purposes            $   379,000  $ (18,000)

          Tax basis amortization over that used for
            financial reporting purposes                (74,000)        --

          Tax basis depreciation over that used for
            financial reporting purposes             (1,163,000)  (406,000)

          Revenue for tax reporting purposes not
            recognized for financial reporting
            purposes                                    177,000      6,000

          Gain on sale for tax reporting purposes
            (not recognized) for financial
            reporting purposes                        2,994,000         --

          Extraordinary loss on extinguishment of
            debt not recognized for tax purposes        403,000         --

          Capitalized interest                           78,000    362,000

          Other                                         176,000    (17,000)
                                                    -----------  ----------
          Federal income tax basis net
           income (loss)                            $ 2,970,000  $ (73,000)
                                                    ===========  ==========

         Partners' capital account balances for federal income tax purposes were approximately $4,950,000 and $29,518,000 as of December 31, 1998 and 1997, respectively.

           NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1998 AND 1997


9.       SEGMENT INFORMATION

         The Partnership has two reportable segments, hotel operations and commercial rental operations. The Partnership evaluates performance based on net operating income, which is income from operations before depreciation, amortization, interest, gain on sale of properties, extraordinary and non-operating items. Hotel operations include the restaurants (which are located in the hotels) and the boat basin. The hotel properties were sold on June 10, 1998.

         Segment information for the years 1998 and 1997 is shown in the tables below (in thousands).

                                        Commercial    Hotel
                                        Operations  Operations  Other   Total
                                        ----------  ----------  -----   -----

          Year Ended December 31, 1998:

            Revenue                       $ 4,021    $ 1,510    $  --   $ 5,531
            Depreciation                      583         --       --       583
            Amortization                      106         57       --       163
            Asset management fees              --         --      269       269
            Income (loss) from operations   1,822     (1,847)    (269)     (294)
            Identifiable assets            21,837         --       --    21,837
            Capital expenditures               45        819       --       864

          Year Ended December 31, 1997:

            Revenue                       $ 4,026    $13,093    $  --   $17,119
            Depreciation                      566      1,797       --     2,363
            Amortization                      109        123       --       232
            Asset management fees              --         --      253       253
            Income (loss) from operations   2,001        634     (253)    2,382
            Identifiable assets            20,618     38,984       --    59,602
            Capital expenditures               63      5,068       --     5,131

10.      SUBSEQUENT EVENT

         On January 13, 1999 the Partnership sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. The Partnership incurred closing costs of approximately $10,000. The carrying value of the property sold was approximately $266,000 and the Partnership realized a gain of approximately $124,000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.

                                       PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Registrant has no officers or directors. The General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1999, the names of the directors and executive officers of the General Partner and the position held by each of them, are as follows:

                                                              Has Served as a
                     Position Held with the Managing          Director or
Name                 General Partner                          Officer Since
----                 --------------------------------         ----------------

Michael L. Ashner    Chief Executive Officer and Director           1-96

Thomas C. Staples    Chief Financial Officer                        1-99

Peter Braverman      Executive Vice President and Director          1-96

Patrick J. Foye      Vice President--Residential and Director      10-98

Carolyn Tiffany      Chief Operating Officer and Clerk             10-95

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Patrick J. Foye, age 41, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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

Item 12.  Certain Relationships and Related Transactions.

         The Registrant, the Operating Partnership and Sherburne have incurred charges by and commitments to companies affiliated by common ownership and management with the General Partner. Related party transactions with WFA and its affiliates included the following for the years ended December 31, 1998 and 1997:


             Type of Fee                           1998        1997
             -----------                           ----        ----

    Partnership Administration Fee               $269,000    $253,000
    Management Fees                                87,000      89,000
    Reimbursement for administrative expenses      51,000      43,000
    Transaction Fee for Sale                      384,000          --

         The Registrant also rents certain facilities from affiliates of WFA. These rents amounted to approximately $9,000 and $65,000 for the years ended December 31, 1998 and 1997, respectively.

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

         Profits and losses of the Registrant from normal operations had been allocated 95% to the Limited Partners and 5% to Three Winthrop from January 1, 1994 through November 8, 1996. In connection with the Rights offering, however, the Agreement of Limited Partnership of the Registrant was amended and restated to provide for, among other things, (i) losses to be allocated 5% to the general partners and 95% to the limited partners (including the holders of Preferred Units) in proportion to and to the extent of the limited partners' positive capital account balances, (ii) a cumulative preferred annual return of 8% per Preferred Unit which is to be paid out of available cash flow, and (iii) a priority distribution to holders of Preferred Units from net proceeds from a capital transaction or upon liquidation of Registrant (which distribution is prior to any distributions on account of non-preferred limited partnership interests and to the general partner) equal to 250% of the initial capital invested by such holders for each Preferred Unit. This priority return was fully satisfied from the proceeds of the sale of Sherburne's properties other than the Retail Properties and the Preferred Units were retired.

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

                                     NANTUCKET ISLAND ASSOCIATES
                                     LIMITED PARTNERSHIP

                                     By: THREE WINTHROP PROPERTIES, INC.
                                         Managing General Partner


                                     By:    /s/ Michael L. Ashner
                                         ---------------------------
                                           Michael Ashner
                                           Chief Executive Officer

                                           Date: March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name             Title                                 Date
--------------             -----                                 ----

/s/ Michael Ashner         Chief Executive Officer               March 26, 1999
------------------         and Director
Michael Ashner

/s/ Thomas Staples         Chief Financial Officer               March 26, 1999
-------------------
Thomas Staples

/s/ Peter Braverman        Executive Vice President              March 26, 1999
-------------------        and Director
Peter Braverman

                              Index to Exhibits

Number                       Exhibit                                       Page
------                       -------                                       ----

3,4.   Amended and Restated Limited Partnership Agreement of                (3)
       Nantucket Island Associates Limited Partnership dated
       November 8, 1996

4.     Amended and Restated Certificate of Limited Partnership of           (1)
       Nantucket Island Associates Limited Partnership, as filed with
       Secretary of State of Delaware on April 23, 1987

10(a)  Collateral Assignment of Contracts by and between NIA Operating      (2)
       Associates Limited Partnership, Sherburne Associates and Bankers
       Trust Company dated as of April 28, 1989

10(b)  Hazardous Substance Agreement and Indemnity from Sherburne           (2)
       Associates, Sherburne Associates Realty Trust and Winthrop
       Financial Associates,  A Limited Partnership to Bankers Trust
       Company dated April 28, 1989

10(c)  Note, dated February 26, 1997, in the principal amount of            (5)
       $24,200,000, from Sherburne Associates and Sherburne Associates
       Realty Trust to The First National Bank of Boston ("Bank of
       Boston")

10(d)  Loan Agreement, dated February 26, 1997, between Sherburne           (5)
       Associates Realty Trust and Sherburne Associates, as borrowers, and Bank of Boston, as lender

10(e)  Mortgage and Security Agreement, dated as of February 26, 1997,      (5)
       among Sherburne Associates Realty Trust and Sherburne Associates, and Bank of Boston

10(f)  Indemnity Agreement Regarding Hazardous Materials, dated as of       (5)
       February 26, 1997, among Sherburne Associates Realty Trust and
       Sherburne Associates, and Bank of Boston

10(g)  Unconditional Guaranty of Payment and Performance from the           (5)
       Registrant to Bank of Boston with respect to the loan from Bank of Boston to Sherburne Associates Realty Trust and Sherburne
       Associates.

16     Letter dated October 3, 1996 from KPMG Peat Marwick LLP.             (4)

27     Financial Data Schedule                                              36

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

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996