Form 10QSB
period 1999-03-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1999-05-14
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865

                 Nantucket Island Associates Limited Partnership
       (Exact name of small business issuer as specified in its charter)

          Massachusetts                               04-2948435
---------------------------------------     ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

Five Cambridge Center, Cambridge, MA                  02142-1493
---------------------------------------     ------------------------------------
(Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code (617) 234-3000
                                                   -----------------------------

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

                           FORM 10-QSB MARCH 31, 1999

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)

(In thousands, except unit data)

                                                                   March 31,               December 31,
Assets                                                                1999                     1998
                                                              ---------------------    ---------------------
Cash and cash equivalents                                      $               100     $                100
Restricted cash                                                              2,025                    1,691
Accounts receivable                                                             84                       82
Real estate tax escrow and other current assets                                400                      485
                                                              ---------------------    ---------------------
      Total current assets                                                   2,609                    2,358

Property and equipment, net of accumulated depreciation
   of $7,216 (1999) and $7,176 (1998)                                       18,112                   18,520

Deferred rent receivable                                                       339                      279
Deferred costs, net of accumulated amortization of
   $968 (1999) and $933 (1998)                                                 645                      680
                                                              ---------------------    ---------------------
         Total assets                                         $             21,705     $             21,837
                                                              =====================    =====================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and other liabilities                         $               822     $                948
Current maturity of  long-term debt                                            278                      278
Related party note payable                                                   1,300                    1,300
                                                              ---------------------    ---------------------
      Total current liabilities                                              2,400                    2,526

Long-term debt                                                              11,675                   11,746
                                                              ---------------------    ---------------------
         Total liabilities                                                  14,075                   14,272
                                                              ---------------------    ---------------------
Commitments and Contingencies

Partners' equity:

      Limited partners equity; 785 units authorized,
      issued, and outstanding                                               18,758                   18,813

      General partners' (deficit)                                          (11,128)                 (11,248)
                                                              ---------------------    ---------------------
         Total partners' equity                                              7,630                    7,565
                                                              ---------------------    ---------------------
         Total liabilities and partners' equity                $            21,705     $             21,837
                                                              =====================    =====================



                 See notes to consolidated financial statements.

                                     2 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 1999

Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                                For the Three Months Ended
                                                       March 31, 1999           March 31, 1998
                                                       ---------------------    ---------------------
Revenue:

      Commercial rental operations                     $                738     $                627
      Boat basin operations                                               -                       37
                                                       ---------------------    ---------------------
         Total revenue                                                  738                      664
                                                       ---------------------    ---------------------
Operating expenses:

      Commercial rental                                                  72                       56
      Real estate taxes and insurance                                   182                      289
      General and administrative                                         51                      304
      Marketing and promotion                                             1                      104
      Repairs and maintenance                                            20                      421
      Utilities                                                          11                       92
      Other                                                               -                      198
      Management fees                                                    83                       82
      Amortization                                                       25                       61
      Depreciation                                                      143                      146
                                                       ---------------------    ---------------------
         Total operating expenses                                       588                    1,753
                                                       ---------------------    ---------------------
Income (loss) from operations                                           150                   (1,089)
                                                       ---------------------    ---------------------
Other income (expense):
      Interest income                                                    25                       57
      Other income                                                        -                       27
      Interest expense                                                 (233)                    (586)
      Gain on sale of property                                          123                        -
                                                       ---------------------    ---------------------
         Total other (expense), net                                     (85)                    (502)
                                                       ---------------------    ---------------------
Net income (loss)                                       $                65     $             (1,591)
                                                       =====================    =====================
Net income (loss) allocated to general partners         $               120     $                (80)
                                                       =====================    =====================
Net loss allocated to limited partners                  $               (55)    $             (1,179)
                                                       =====================    =====================
Net loss allocated to preferred limited partners        $                 -     $               (332)
                                                       =====================    =====================
Net Loss per Limited Partnership Unit                   $            (70.06)    $          (1,501.91)
                                                       =====================    =====================
Net Loss per Limited Partnership Preferred Unit         $                 -     $            (422.93)
                                                       =====================    =====================

                 See notes to consolidated financial statements.

                                     3 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1999

Consolidated Statement of Changes in Partners' Equity (Deficit) (Unaudited)

(In thousands, except unit data)

                                             Units of                Investor
                                             Limited                 Limited                 General                 Total
                                           Partnership              Partners'               Partners'              Partners'
                                             Interest                 Equity                 Deficit                Equity
                                        ------------------    ----------------------   -------------------   ---------------------
Balance - January 1, 1999                             785     $              18,813    $          (11,248)   $              7,565

      Net income                                        -                       (55)                  120                      65
                                        ------------------    ----------------------   -------------------   ---------------------
Balance - March 31, 1999                              785     $              18,758    $          (11,128)   $              7,630
                                        ==================    ======================   ===================   =====================


                 See notes to consolidated financial statements.

                                     4 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 1999

Consolidated Statements of Cash Flows  (Unaudited)

(In thousands)                                                         For the Three Months Ended
                                                                  March 31, 1999          March 31, 1998
                                                              ---------------------    ---------------------
Cash Flows from Operating Activities:

Net income (loss)                                             $                 65     $             (1,591)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
      Depreciation and amortization                                            178                      244
      Gain on sale of property                                                (123)                       -

Changes in assets and liabilities:
      Accounts receivable                                                       (2)                    (134)
      Real estate tax escrow and other current assets                           85                      269
      Deferred rent receivable                                                 (60)                      84
      Accounts payable and other liabilities                                  (126)                   1,459
                                                              ---------------------    ---------------------
      Net cash provided by operating activities                                 17                      331
                                                              ---------------------    ---------------------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                                   (2)                    (459)
      (Increase) decrease in restricted cash reserves                         (334)                     243
      Net proceeds from sale of property                                       390                        -
                                                              ---------------------    ---------------------
      Net cash provided by (used in) investing activities                       54                     (216)
                                                              ---------------------    ---------------------
Cash Flows from Financing Activities:

      Principal payments on long-term debt                                     (71)                    (115)
                                                              ---------------------    ---------------------
      Cash used in financing activities                                        (71)                    (115)
                                                              ---------------------    ---------------------
Net change in cash and cash equivalents                                          -                        -

Cash and cash equivalents, beginning of period                                 100                      175
                                                              ---------------------    ---------------------
Cash and cash equivalents, end of period                      $                100     $                175
                                                              =====================    =====================
Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                   $               208     $                552
                                                              =====================    =====================



                 See notes to consolidated financial statements.

                                     5 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

     Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds; and second, to any partner having a negative balance in their capital account.

2.   Related Party Transactions

     The following transactions with affiliates of the General Partner were charged to expense during the three month periods ended March 31, 1999 and 1998:

                                                               For the Three Months Ended
                                                                       March 31,
                                                          -------------------------------------
                                                                1999                1998
                                                          -----------------   -----------------
           Partnership administration fee                 $         71,000    $         67,000
           Management fee                                           11,000              14,000
           Reimbursement for administration expenses                23,000              10,000
           Interest expense                                         19,000                   -
           Rent                                                          -               5,000

3.   Sale of Properties

     On January 13, 1999 the Partnership sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. The Partnership incurred closing costs of approximately $10,000. The carrying value of the property sold was approximately $267,000 and the Partnership realized a gain of approximately $123,000.

                                     6 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Segment Information

     The Partnership had two reportable segments, hotel operations and commercial rental operations. The hotel properties were sold on June 10, 1998. The Partnership evaluates performance based on net operating income, which is income from operations before depreciation, amortization, interest, gain on sale of properties, extraordinary and non-operating items.

     Segment information for the period ended March 31, 1999 and 1998, is shown in the tables below (in thousands).

                                           Commercial           Hotel
                                           Operations        Operations          Other           Total
                                         ----------------  ----------------  --------------  ---------------

     Period Ended March 31, 1999:

     Revenue                             $           738   $             -   $           -   $          738
     Depreciation                                    143                 -               -              143
     Amortization                                     25                 -               -               25
     Asset management fees                             -                 -              71               71
     Income (loss) from operations                   221                 -            (71)              150
     Identifiable assets                          21,705                 -               -           21,705
     Capital expenditures                              2                 -               -                2

     Period Ended March 31, 1998:

     Revenue                             $           627   $            37   $           -   $          664
     Depreciation                                    146                 -               -              146
     Amortization                                     29                32               -               61
     Asset management fees                             -                 -              67               67
     Income (loss) from operations                    47           (1,069)            (67)          (1,089)
     Identifiable assets                          20,383            38,972               -           59,355
     Capital expenditures                              -               459               -              459


                                     7 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1999

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

         This item should be read in conjunction with financial statements and other items contained elsewhere in the report.

         Liquidity and Capital Resources

         The Registrant requires cash to pay operating expenses, debt service payments and capital improvements.

         On January 13, 1999 the Registrant sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. The Registrant incurred closing costs of approximately $10,000. The carrying value of the property sold was approximately $267,000 and the Registrant realized a gain of approximately $123,000. The rest of the commercial rental properties owned by the Registrant are not currently being marketed for sale, as the General Partner believes that the rental market will continue to improve and that marketing the commercial rental properties today would be premature.

         The level of liquidity based upon the Registrant's cash and cash equivalents experienced no changes as compared to December 31, 1998, due to restrictions imposed by the lender on the amount of unrestricted cash available. The Registrant's $17,000 provided by operating activities and $54,000 provided by investing activities was offset by $71,000 used in investing activities. Investing activities consisted of $390,000 of proceeds from the sale of a property and $334,000 increase in restricted reserves used for capital improvements and operating deficits and $2,000 of improvements to real estate. Financing activities consisted of principal payments on long term debt of $71,000. At March 31, 1999 the Registrant's unrestricted cash reserves were $100,000 and the restricted cash balance was $2,025,000, as compared to, $100,000 of cash and $1,691,000 of restricted cash at December 31, 1998. The unrestricted cash and restricted cash reserves are invested in money market accounts.

         As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $3,000,000 over the next five years for bulkhead replacement. The Registrant expects to utilize cash flow from operations to fund these improvements.

         The Registrant has received a letter from the U.S. Department of Justice relating to potential non-compliance with the American Disabilities Act (the "Act"). After review of the commercial properties

                                     8 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1999

Item 6.  Management's Discussion and Analysis or Plan of Operation (Continued)

         Liquidity and Capital Resources (Continued)

         compliance with the Act, the Registrant agreed that certain modifications are required. The cost and time period of these modifications cannot be determined at this time. The Managing General partner does not believe these costs will have a material adverse effect on the Registrant.

         The mortgage loan encumbering the Registrant's properties was refinanced upon the sale of the properties in June 1998 and matures in June 2001, with a balloon payment of approximately $11,264,000. Pursuant to the terms of the new loan, Sherburne is prohibited from making any distributions to its partners (including the Registrant) except for distributions by Sherburne to the Registrant from funds from operations of such amounts necessary to pay the Registrant's administrative fees, expenses and reimbursements, as well as the General Partner's legal fees associated with Sherburne's properties. It is anticipated that any cash flow from operations that is not used for improvements to properties, will be utilized as a reserve towards refinancing the debt, which matures in June 2001.

         Results of Operations

         The Registrant experienced net income of $65,000 for the three months ended March 31, 1999, as compared to a net loss of $1,591,000 for 1998, primarily due to the sale of the hotel properties in 1998. Due to the seasonal nature of the business, no income was earned from hotel and restaurant operations for the period ended March 1998, but the Registrant incurred expenses to maintain these facilities, during such period.

         Total revenue increased by $74,000 for the three months ended March 31, 1999, as compared to 1998 due to an increase in rental rates on commercial rental lease renewals.

         Operating expenses decreased by $1,165,000 for the three months ended March 31, 1999, as compared to 1998, due to the sale of the hotel properties.

         Interest expense decreased by $353,000, due to the reduction in the mortgage principal balance. Other income decreased by $27,000 due to the sale of the hotel properties. Interest income decreased by $32,000 due to a decrease in restricted cash available for investment.

         Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

                                     9 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1999

Item 6.  Management's Discussion and Analysis or Plan of Operation (Continued)

         Year 2000 (Continued)

         During the first half of 1998, the Managing General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

         Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear, any significant costs in connection with the upgrade of those systems requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, the Managing General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

                                    10 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1999

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) Reports on Form 8K: No report on Form 8-K was filed during the period.

                                    11 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 1999

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

                                   BY:      THREE WINTHROP PROPERTIES, INC.
                                            -------------------------------
                                            Managing General Partner

                                            BY:   /s/ Michael L. Ashner
                                                  --------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer

                                            BY:   /s/ Thomas Staples
                                                  --------------------------
                                                  Thomas Staples
                                                  Chief Financial Officer



                                            Dated:   May 13, 1999




                                    12 of 12