Form 10QSB
period 1999-06-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1999-08-13
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865
                                                -------

                 Nantucket Island Associates Limited Partnership
                 -----------------------------------------------
                    (Exact name of small business issuer as
                            specified in its charter)

              Massachusetts                              04-2948435
    -------------------------------------    ----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)

      Five Cambridge Center, Cambridge, MA                    02142-1493
 ----------------------------------------------    -----------------------------
     (Address of principal executive office)                  (Zip Code)

   Registrant's telephone number, including area code          (617) 234-3000
                                                     ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    -------      ---------

                                     1 of 14

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                            FORM 10-QSB JUNE 30, 1999
                            -------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)

(In thousands, except unit data)

                                                                                     June 30,              December 31,
Assets                                                                                 1999                    1998
                                                                               ---------------------   ---------------------

Cash and cash equivalents                                                      $                100     $               100
Restricted cash                                                                               2,038                   1,691
Accounts receivable                                                                             143                      82
Real estate tax escrow and other current assets                                                 220                     485
                                                                               ---------------------   ---------------------

      Total current assets                                                                    2,501                   2,358

Property and equipment, net of accumulated depreciation
   of $7,359 (1999) and $7,176 (1998)                                                        17,999                  18,520
Deferred rent receivable                                                                        375                     279
Deferred costs, net of accumulated amortization of
   $1,003 (1999) and $933 (1998)                                                                610                     680
                                                                               ---------------------   ---------------------

      Total assets                                                             $             21,485    $             21,837
                                                                               =====================   =====================

Liabilities and Partners' Equity

Accounts payable and other liabilities                                         $                826     $               948
Current maturity of long-term debt                                                              278                     278
Related party note payable                                                                    1,300                   1,300
                                                                               ---------------------   ---------------------

      Total current liabilities                                                               2,404                   2,526

Long-term debt                                                                               11,604                  11,746
                                                                               ---------------------   ---------------------

      Total liabilities                                                                      14,008                  14,272
                                                                               ---------------------   ---------------------

Commitments
Partners' equity:

      Limited partners equity, 785 units authorized, issued,
         and outstanding                                                                     18,612                  18,813
      General partners' (deficit)                                                           (11,135)                (11,248)
                                                                               ---------------------   ---------------------

      Total partners' equity                                                                  7,477                   7,565
                                                                               ---------------------   ---------------------

      Total liabilities and partners' equity                                   $             21,485     $            21,837
                                                                               =====================   =====================

                 See notes to consolidated financial statements.

                                     2 of 14

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                            FORM 10-QSB JUNE 30, 1999
                            -------------------------

Consolidated Statements of Operations  (Unaudited)


(In thousands, except unit data)                                                         For the Six Months Ended
                                                                                  June 30, 1999            June 30, 1998
                                                                               ---------------------    ---------------------
Revenue:

      Hotel operations                                                         $                  -     $                753
      Restaurant operations                                                                       -                      409
      Commercial rental operations                                                            1,461                    1,297
      Boat basin operations                                                                       -                      160
                                                                               ---------------------    ---------------------

         Total revenue                                                                        1,461                    2,619
                                                                               ---------------------    ---------------------

Operating expenses:

      Hotel                                                                                       -                      440
      Restaurant                                                                                  -                      588
      Commercial rental                                                                         160                      146
      Boat basin                                                                                  -                      136
      Other                                                                                       -                      147
      Real estate taxes and insurance                                                           368                      508
      General and administrative                                                                113                      667
      Marketing and promotion                                                                     8                      288
      Repairs and maintenance                                                                    85                      834
      Utilities                                                                                  22                      151
      Management fees                                                                           166                      193
      Amortization                                                                               49                      114
      Depreciation                                                                              286                      280
                                                                               ---------------------    ---------------------

         Total operating expenses                                                             1,257                    4,492
                                                                               ---------------------    ---------------------

Income (loss) from operations                                                                   204                   (1,873)
                                                                               ---------------------    ---------------------

Other income (expense):
      Interest income                                                                            49                      123
      Other income                                                                                -                      180
      Interest expense                                                                         (464)                  (1,112)
      Gain on sale of properties                                                                123                    2,994
                                                                               ---------------------    ---------------------

         Total other income (expense), net                                                     (292)                   2,185
                                                                               ---------------------    ---------------------

Net (loss) income before extraordinary loss                                                     (88)                     312

Extraordinary loss on extinguishment of debt                                                      -                     (403)
                                                                               ---------------------    ---------------------

Net loss                                                                       $                (88)    $                (91)
                                                                               =====================    =====================

Net income (loss) allocated to general partners                                $                113     $               (154)
                                                                               =====================    =====================

Net loss allocated to limited partners                                         $               (201)    $             (2,287)
                                                                               =====================    =====================

Net income allocated to preferred limited partners                             $                  -     $              2,350
                                                                               =====================    =====================

Net loss per limited partnership unit:

      Loss before extraordinary item                                           $            (256.05)    $          (2,532.49)

      Extraordinary item - loss on extinguishment of debt                                         -                  (380.89)
                                                                               ---------------------    ---------------------

      Net loss                                                                 $            (256.05)    $          (2,913.38)
                                                                               =====================    =====================

Net income per preferred limited partnership unit:

      Income before extraordinary item                                         $                  -     $           3,100.64

      Extraordinary item - loss on extinguishment of debt                                         -                  (107.01)
                                                                               ---------------------    ---------------------

      Net income                                                               $                  -     $           2,993.63
                                                                               =====================    =====================

                 See notes to consolidated financial statements.

                                     3 of 14

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                            FORM 10-QSB JUNE 30, 1999
                            -------------------------

Consolidated Statements of Operations  (Unaudited)


(In thousands, except unit data)                                                        For the Three Months Ended
                                                                                  June 30, 1999            June 30, 1998
                                                                               ---------------------    ---------------------
Revenue:
      Hotel operations                                                         $                  -     $                753
      Restaurant operations                                                                       -                      409
      Commercial rental operations                                                              723                      670
      Boat basin operations                                                                       -                      123
                                                                               ---------------------    ---------------------

         Total revenue                                                                          723                    1,955
                                                                               ---------------------    ---------------------

Operating expenses:

      Hotel                                                                                       -                      393
      Restaurant                                                                                  -                      545
      Commercial rental                                                                          88                       90
      Boat basin                                                                                  -                       93
      Other                                                                                       -                       82
      Real estate taxes and insurance                                                           186                      219
      General and administrative                                                                 62                      363
      Marketing and promotion                                                                     7                      184
      Repairs and maintenance                                                                    65                      413
      Utilities                                                                                  11                       59
      Management fees                                                                            83                      111
      Amortization                                                                               24                       53
      Depreciation                                                                              143                      134
                                                                               ---------------------    ---------------------

         Total operating expenses                                                               669                    2,739
                                                                               ---------------------    ---------------------

Income (loss) from operations                                                                    54                     (784)
                                                                               ---------------------    ---------------------

Other income (expense):

      Interest income                                                                            24                       66
      Other income                                                                                -                      153
      Interest expense                                                                         (231)                    (526)
      Gain on sale of properties                                                                  -                    2,994
                                                                               ---------------------    ---------------------

         Total other (expense) income, net                                                     (207)                   2,687
                                                                               ---------------------    ---------------------

Net (loss) income before extraordinary loss                                                    (153)                   1,903

Extraordinary loss on extinguishment of debt                                                      -                     (403)
                                                                               ---------------------    ---------------------

Net (loss) income                                                              $               (153)    $              1,500
                                                                               =====================    =====================

Net loss allocated to general partners                                         $                 (7)    $                (74)
                                                                               =====================    =====================

Net loss allocated to limited partners                                         $               (146)    $             (1,108)
                                                                               =====================    =====================

Net income allocated to preferred limited partners                             $                  -     $              2,682
                                                                               =====================    =====================

Net loss per limited partnership unit:

      Loss before extraordinary item                                           $            (185.99)    $          (1,030.58)

      Extraordinary item - loss on extinguishment of debt                                         -                  (380.89)
                                                                               ---------------------    ---------------------

      Net loss                                                                 $            (185.99)    $          (1,411.47)
                                                                               =====================    =====================

Net income per preferred limited partnership unit:

      Income before extraordinary item                                         $                  -     $           3,523.57

      Extraordinary item - loss on extinguishment of debt                                         -                  (107.01)
                                                                               ---------------------    ---------------------

      Net income                                                               $                  -     $           3,416.56
                                                                               =====================    =====================


                 See notes to consolidated financial statements.

                                     4 of 14

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 1999
                           ---------------------------

Consolidated Statement of Changes in Partners' Equity (Deficit) (Unaudited)

(In thousands, except unit data)


                                           Units of               Investor
                                            Limited               Limited                 General                 Total
                                          Partnership            Partners'               Partners'              Partners'
                                           Interest                Equity                 Deficit                 Equity
                                       -----------------   ----------------------   -------------------   ----------------------

Balance - January 1, 1999                           785    $              18,813    $          (11,248)   $               7,565

  Net income (loss)                                   -                     (201)                  113                      (88)
                                       -----------------   ----------------------   -------------------   ----------------------

Balance - June 30, 1999                             785    $              18,612    $          (11,135)   $               7,477
                                       =================   ======================   ===================   ======================




















                 See notes to consolidated financial statements

                                     5 of 14

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                            FORM 10-QSB JUNE 30, 1999
                            -------------------------

Consolidated Statements of Cash Flows  (Unaudited)


(In thousands)                                                                           For the Six Months Ended
                                                                                  June 30, 1999           June 30, 1998
                                                                               ---------------------   ---------------------

Cash Flows from Operating Activities:

Net loss                                                                       $                (88)   $                (91)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
      Depreciation and amortization                                                             356                     463
      Gain on sale of properties                                                               (123)                 (2,994)
      Extraordinary loss on extinguishment of debt                                                -                     403
      Provision for bad debts                                                                     -                     (32)

Changes in assets and liabilities:
      Accounts receivable                                                                       (61)                     29
      Inventories                                                                                 -                      35
      Real estate tax escrow and other current assets                                           265                     350
      Deferred rent receivable                                                                  (96)                    108
      Other assets                                                                                -                     563
      Accounts payable and other liabilities                                                   (122)                   (878)
                                                                               ---------------------   ---------------------

      Net cash provided by (used in) operating activities                                       131                  (2,044)
                                                                               ---------------------   ---------------------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                                                   (32)                   (808)
      (Increase) decrease in restricted cash reserves                                          (347)                  4,728
      Net proceeds from sale of properties                                                      390                  36,540
                                                                               ---------------------   ---------------------

      Net cash provided by investing activities                                                  11                  40,460
                                                                               ---------------------   ---------------------

Cash Flows from Financing Activities:

      Related party note payable                                                                  -                   1,300
      Satisfaction of mortgage payable                                                            -                 (23,140)
      Proceeds from mortgage refinancing                                                          -                  12,000
      Principal payments on long-term debt                                                     (142)                   (199)
      Deferred costs paid at refinancing                                                          -                    (188)
      Distribution to partners                                                                    -                 (27,538)
                                                                               ---------------------   ---------------------

      Net cash (used in) financing activities                                                  (142)                (37,765)
                                                                               ---------------------   ---------------------

Net increase in cash and cash equivalents                                                         -                     651

Cash and cash equivalents, beginning of period                                                  100                     175
                                                                               ---------------------   ---------------------

Cash and cash equivalents, end of period                                       $                100    $                826
                                                                               =====================   =====================

Supplemental Disclosure of Cash Flow Information -
--------------------------------------------------
      Cash paid for interest                                                   $                410     $             1,176
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

                                     6 of 14

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 1999
                           ---------------------------

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

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except for as described in note 3. Certain amounts have been reclassified to conform to the June 30, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

         Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds; and second, to any partner having a negative balance in their capital account.

2.       Related Party Transactions

         The following transactions with affiliates of the General Partner were charged to expense during the six month periods ended June 30, 1999 and 1998:


                                                                            For the Six Months Ended
                                                                                    June 30,
                                                                      -------------------------------------
                                                                            1999                1998
                                                                      -----------------   -----------------

                 Asset management fee                                 $        142,000    $        134,000
                 Management fee                                                 24,000              28,000
                 Reimbursement for administration expenses                      33,000              25,000
                 Interest expense                                               39,000                   -
                 Rent                                                                -               9,000

3.       Sale of Property

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

                                     7 of 14

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 1999
                           ---------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4.       Segment Information

         The Partnership had two reportable segments, hotel operations and commercial rental operations. The hotel properties were sold on June 10, 1998. The Partnership evaluates performance based on net operating income, which is income from operations before depreciation, amortization, interest, gain on sale of properties, extraordinary and non-operating items.

         Segment information for the periods ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.


                                                             Commercial           Hotel
                                                             Operations        Operations          Other           Total
                                                           ----------------  ----------------  --------------  ---------------

            Period Ended June 30, 1999:
            ---------------------------

            Revenue                                        $         1,461   $             -   $           -   $        1,461
            Depreciation                                               286                 -               -              286
            Amortization                                                49                 -               -               49
            Asset management fees                                        -                 -             142              142
            Income (loss) from operations                              346                 -            (142)             204
            Identifiable assets                                     21,485                 -               -           21,485
            Capital expenditures                                        32                 -               -               32

            Period Ended June 30, 1998:
            ---------------------------

            Revenue                                        $         1,297   $         1,322   $           -   $        2,619
            Depreciation                                               280                 -               -              280
            Amortization                                                54                60               -              114
            Asset management fees                                        -                 -             134              134
            Income (loss) from operations                              157            (1,896)           (134)          (1,873)
            Identifiable assets                                     21,056                 -               -           21,056
            Capital expenditures                                         3               805               -              808

                                     8 of 14

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 1999
                           ---------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

5.       Subsequent Event - Legal Proceedings

         Frederic D. Nemer et al., v. Winthrop Securities Co., Inc., et al., Superior Court, Suffolk County, Massachusetts, Civil Action No. 98-5536C. In October 1998, plaintiffs filed an action in Massachusetts state court as a purported class and derivative action on behalf of themselves and limited partners in the Partnership against the Partnership and certain affiliates. The October 1998 complaint was never served upon any of the defendants. In July 1999, plaintiffs filed and served an Amended Class Action Complaint which purports to allege class and derivative claims against the Partnership and its affiliates [the "Partnership Defendants"], as well as certain unaffiliated defendants, seeking damages and equitable relief. The Amended Class Action Complaint purports to allege claims for unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, gross negligence, fraud and deceit, civil conspiracy, intentional and negligent misrepresentation, violation of the Massachusetts consumer protection statute, breach of contract and breach of covenant, all in connection with a 1996 offering of preferred limited partnership units in the Partnership and a 1998 sale of Sherburne's hotel, restaurant and boat basin properties. Plaintiffs also allege that events and information occurring in 1996 and 1998 caused them to be misled as to the terms of the original 1987 offering of limited partnership units in the Partnership. The Partnership Defendants' response is not yet due nor has discovery commenced. The Partnership Defendants believe that the claims are without merit and intend to contest this action, including a possible counterclaim for waste of Partnership assets.

         Lewis Jacobs et al., v. Winthrop Financial Associates, et al., United States District Court for the District of Massachusetts, Civil Action No. 99CV11363WGY. In June 1999, plaintiffs filed an action in the United States District Court for the District of Massachusetts as a purported class action on behalf of themselves and limited partners in the Partnership against certain affiliates of the Partnership. Plaintiffs' complaint purports to allege class claims for fraud under the federal securities laws, breach of fiduciary duty, breach of contract, and unjust enrichment, all in connection with a 1996 offering of preferred limited partnership units in the Partnership and a 1998 sale of property. Plaintiffs seek an unspecified amount of damages and an accounting. The defendants' response is not yet due nor has discovery commenced. The defendants believe that the claims are without merit and intend to contest this action, including a possible counterclaim for waste of Partnership assets.

                                     9 of 14

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 1999
                           ---------------------------

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

           On January 13, 1999 the Registrant sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. The Registrant incurred closing costs of approximately $10,000. The carrying value of the property sold was approximately $267,000 and the Registrant realized a gain of approximately $123,000. The rest of the commercial rental properties owned by the Registrant are not currently being marketed for sale, as the General Partner believes that the Nantucket retail market will continue to improve and that marketing the commercial rental properties today would be premature.

           The level of liquidity based upon the Registrant's cash and cash equivalents experienced no changes as compared to December 31, 1998, due to restrictions imposed by the lender on the amount of unrestricted cash available. The Registrant's $131,000 provided by operating activities and $11,000 provided by investing activities was offset by $142,000 used in financing activities. Investing activities consisted of $390,000 of proceeds from the sale of a property, a $347,000 increase in restricted reserves used for capital improvements and operating deficits and $32,000 of improvements to real estate. Financing activities consisted of principal payments on long term debt of $142,000. At June 30, 1999 the Registrant's unrestricted cash reserves were $100,000 and the restricted cash balance was $2,038,000, as compared to, $100,000 of cash and $1,691,000 of restricted cash at December 31, 1998. The unrestricted cash and restricted cash reserves are invested in money market accounts.

           As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $3,000,000 over the next five years for bulkhead replacement. The Registrant expects to utilize either proceeds, if any, from a potential refinancing of the Registrant's properties (as discussed below) or cash flow from operations to fund these improvements.

           The Registrant has received a letter from the U.S. Department of Justice relating to potential non-compliance with the American Disabilities Act (the "Act"). After review of the commercial properties

                                    10 of 14

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 1999

Item 6.    Management's Discussion and Analysis or Plan of Operation (Continued)
           ---------------------------------------------------------------------

           Liquidity and Capital Resources (Continued)
           -------------------------------------------

           compliance with the Act, the Registrant agreed that certain modifications are required. The cost and time period of these modifications cannot be determined at this time. The Managing General partner does not believe these costs will have a material adverse effect on the Registrant.

           The mortgage loan encumbering the Registrant's remaining properties was refinanced upon the sale of certain of its properties in June 1998 and matures in June 2001, with a balloon payment of approximately $11,264,000. Pursuant to the terms of the new loan, Sherburne is prohibited from making any distributions to its partners (including the Registrant) except for distributions by Sherburne to the Registrant from funds from operations of such amounts necessary to pay the Registrant's administrative fees, expenses and reimbursements, as well as the General Partner's legal fees associated with Sherburne's properties. The Registrant is currently seeking to refinance this loan, as well as, obtain additional financing to fund bulkhead replacement. There can be no assurance that the Registrant will be successful in obtaining replacement financing. It is anticipated that any cash flow from operations that is not used for improvements to properties, will be held as Partnership reserves.

           Results of Operations
           ---------------------

           The Registrant experienced a net loss of $88,000 for the six months ended June 30, 1999, as compared to net income before extraordinary loss of $312,000 for 1998. The income decreased as a result of the sale of Sherburne's properties in June 1998 and January 1999. The commercial properties, which were not sold, had an overall increase in operating income of $189,000 for the six months ended June 30, 1999, as compared to 1998.

           Total revenue decreased by $1,158,000 for the six months ended June 30, 1999, as compared to 1998 due to the above referenced sale of the properties. The income from the commercial properties which were not sold increased by $164,000 due to an increase in percentage rent and rental rates.

           Operating expenses decreased by $3,235,000 for the six months ended June 30, 1999 as compared to 1998 due to the sale of the properties. The remaining commercial properties operating expenses remained relatively constant.

           Interest expense decreased by $648,000, due to the reduction in the mortgage principal balance. Other income decreased by $180,000 due to the sale of the properties. Interest income decreased by $74,000 due to an overall decrease in cash available for investments.

           The results of operations in future quarters may differ from the result of operations for the quarter ended June 30, 1999, as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

                                    11 of 14

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 1999

Item 6.    Management's Discussion and Analysis or Plan of Operation (Continued)
           ---------------------------------------------------------------------

           Year 2000
           ---------

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

           To date, the Managing General Partner is not aware of any external agent with the Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

                                    12 of 14

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 1999

Part II - Other Information
---------------------------

Item 1.    Legal Proceedings
           -----------------

           Frederic D. Nemer et al., v. Winthrop Securities Co., Inc., et al., Superior Court, Suffolk County, Massachusetts, Civil Action No. 98-5536C. In October 1998, plaintiffs filed an action in Massachusetts state court as a purported class and derivative action on behalf of themselves and limited partners in the Partnership against the Partnership and certain affiliates. The October 1998 complaint was never served upon any of the defendants. In July 1999, plaintiffs filed and served an Amended Class Action Complaint which purports to allege class and derivative claims against the Partnership and its affiliates [the "Partnership Defendants"], as well as certain unaffiliated defendants, seeking damages and equitable relief. The Amended Class Action Complaint purports to allege claims for unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, gross negligence, fraud and deceit, civil conspiracy, intentional and negligent misrepresentation, violation of the Massachusetts consumer protection statute, breach of contract and breach of covenant, all in connection with a 1996 offering of preferred limited partnership units in the Partnership and a 1998 sale of Sherburne's hotel, restaurant and boat basin properties. Plaintiffs also allege that events and information occurring in 1996 and 1998 caused them to be misled as to the terms of the original 1987 offering of limited partnership units in the Partnership. The Partnership Defendants' response is not yet due nor has discovery commenced. The Partnership Defendants believe that the claims are without merit and intend to contest this action, including a possible counterclaim for waste of Partnership assets.

           Lewis Jacobs et al., v. Winthrop Financial Associates, et al., United States District Court for the District of Massachusetts, Civil Action No. 99CV11363WGY. In June 1999, plaintiffs filed an action in the United States District Court for the District of Massachusetts as a purported class action on behalf of themselves and limited partners in the Partnership against certain affiliates of the Partnership. Plaintiffs' complaint purports to allege class claims for fraud under the federal securities laws, breach of fiduciary duty, breach of contract, and unjust enrichment, all in connection with a 1996 offering of preferred limited partnership units in the Partnership and a 1998 sale of property. Plaintiffs seek an unspecified amount of damages and an accounting. The defendants' response is not yet due nor has discovery commenced. The defendants believe that the claims are without merit and intend to contest this action, including a possible counterclaim for waste of Partnership assets.

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           (b) Reports on Form 8K: No report on Form 8-K was filed during the period.

                                    13 of 14

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 1999
                           ---------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BY:      THREE WINTHROP PROPERTIES, INC.
                                     --------------------------------
                                     Managing General Partner

                                     BY:      /s/ Michael L. Ashner
                                              --------------------------
                                              Michael L. Ashner
                                              Chief Executive Officer

                                     BY:      /s/ Thomas Staples
                                              --------------------------
                                              Thomas Staples
                                              Chief Financial Officer

                                     Dated:   August 9, 1999

                                    14 of 14