Form 10QSB
period 1999-09-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 1999-11-10
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865

               Nantucket Island Associates Limited Partnership
               -----------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Massachusetts                                04-2948435
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 Five Cambridge Center, Cambridge, MA              02142-1493
--------------------------------------             ----------
(Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code (617) 234-3000
                                                   ---------------

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

                                     1 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 1999

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)

(In thousands, except unit data)

                                                                                  September 30,            December 31,
Assets                                                                                 1999                    1998
                                                                               ---------------------   ---------------------
Cash and cash equivalents                                                      $                100     $               100
Restricted cash                                                                               3,036                   1,691
Accounts receivable                                                                              69                      82
Real estate tax escrow and other current assets                                                 590                     485
                                                                               ---------------------   ---------------------

      Total current assets                                                                    3,795                   2,358

Property and equipment, net of accumulated depreciation
   of $7,502 (1999) and $7,176 (1998)                                                        17,872                  18,520
Deferred rent receivable                                                                        370                     279
Deferred costs, net of accumulated amortization of
   $1,036 (1999) and $933 (1998)                                                                576                     680
                                                                               ---------------------   ---------------------

      Total assets                                                             $             22,613    $             21,837
                                                                               =====================   =====================

Liabilities and Partners' Equity

Accounts payable and other liabilities                                         $                861     $               948
Current maturity of long-term debt                                                              282                     278
Related party note payable                                                                    1,300                   1,300
                                                                               ---------------------   ---------------------

      Total current liabilities                                                               2,443                   2,526

Long-term debt                                                                               11,531                  11,746
                                                                               ---------------------   ---------------------

      Total liabilities                                                                      13,974                  14,272
                                                                               ---------------------   ---------------------

Commitments
Partners' equity:
      Limited partners equity, 785 units authorized, issued,
         and outstanding                                                                     19,698                  18,813
      General partners' (deficit)                                                           (11,059)                (11,248)
                                                                               ---------------------   ---------------------

      Total partners' equity                                                                  8,639                   7,565
                                                                               ---------------------   ---------------------

      Total liabilities and partners' equity                                   $             22,613     $            21,837
                                                                               =====================   =====================

                 See notes to consolidated financial statements.

                                    2 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 1999

Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                                                         For the Nine Months Ended
                                                                                   September 30,           September 30,
                                                                                        1999                    1998
                                                                                ---------------------   ---------------------
Revenue:

      Hotel operations                                                          $                  -    $                761
      Restaurant operations                                                                        -                     409
      Commercial rental operations                                                             3,531                   3,266
      Boat basin operations                                                                        -                     167
                                                                                ---------------------   ---------------------

         Total revenue                                                                         3,531                   4,603
                                                                                ---------------------   ---------------------

Operating expenses:

      Hotel                                                                                        -                     447
      Restaurant                                                                                   -                     595
      Commercial rental                                                                          258                     241
      Boat basin                                                                                   -                     129
      Other                                                                                        -                     135
      Real estate taxes and insurance                                                            538                     669
      General and administrative                                                                 238                     730
      Marketing and promotion                                                                     12                     290
      Repairs and maintenance                                                                    113                     877
      Utilities                                                                                   32                     159
      Management fees                                                                            281                     302
      Amortization                                                                                74                     139
      Depreciation                                                                               430                     420
                                                                                ---------------------   ---------------------

         Total operating expenses                                                              1,976                   5,133
                                                                                ---------------------   ---------------------

Income (loss) from operations                                                                  1,555                    (530)
                                                                                ---------------------   ---------------------

Other income (expense):
      Interest income                                                                             82                     137
      Other income                                                                                 -                     180
      Interest expense                                                                          (705)                 (1,375)
      Gain on sale of properties                                                                 142                   2,928
                                                                                ---------------------   ---------------------

         Total other (expense) income, net                                                      (481)                  1,870
                                                                                ---------------------   ---------------------

Net income before extraordinary loss                                                           1,074                   1,340

Extraordinary loss on extinguishment of debt                                                       -                    (403)
                                                                                ---------------------   ---------------------

Net income                                                                      $              1,074    $                937
                                                                                =====================   =====================

Net income (loss) allocated to general partners                                 $                189     $              (100)
                                                                                =====================   =====================

Net income (loss) allocated to limited partners                                 $                885     $            (1,247)
                                                                                =====================   =====================

Net income allocated to preferred limited partners                              $                  -     $             2,284
                                                                                =====================   =====================

Net income (loss) per limited partnership unit:

      Income (loss) before extraordinary item                                   $           1,127.39    $          (1,207.64)

      Extraordinary item - loss on extinguishment of debt                                          -                 (380.89)
                                                                                ---------------------   ---------------------

      Net income (loss)                                                         $           1,127.39     $         (1,588.53)
                                                                                =====================   =====================

Net income per preferred limited partnership unit:

      Income before extraordinary item                                          $                  -     $          3,016.56

      Extraordinary item - loss on extinguishment of debt                                          -                 (107.01)
                                                                                ---------------------   ---------------------

      Net income                                                                $                  -     $          2,909.55
                                                                                =====================   =====================

                 See notes to consolidated financial statements.

                                     3 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 1999

Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                                                        For the Three Months Ended
                                                                                  September 30,            September 30,
                                                                                       1999                     1998
                                                                               ---------------------    ---------------------
Revenue:
      Hotel operations                                                         $                  -     $                  -
      Restaurant operations                                                                       -                        -
      Commercial rental operations                                                            2,070                    1,969
      Boat basin operations                                                                       -                        -
                                                                               ---------------------    ---------------------

         Total revenue                                                                        2,070                    1,969
                                                                               ---------------------    ---------------------

Operating expenses:

      Hotel                                                                                       -                        -
      Restaurant                                                                                  -                        -
      Commercial rental                                                                          98                       95
      Boat basin                                                                                  -                        -
      Other                                                                                       -                        -
      Real estate taxes and insurance                                                           170                      161
      General and administrative                                                                125                      109
      Marketing and promotion                                                                     4                        2
      Repairs and maintenance                                                                    28                       43
      Utilities                                                                                  10                        8
      Management fees                                                                           115                      109
      Amortization                                                                               25                       25
      Depreciation                                                                              144                      140
                                                                               ---------------------    ---------------------

         Total operating expenses                                                               719                      692
                                                                               ---------------------    ---------------------

Income from operations                                                                        1,351                    1,277
                                                                               ---------------------    ---------------------

Other income (expense):
      Interest income                                                                            33                       14
      Interest expense                                                                         (241)                    (263)
      Gain on sale of properties                                                                 19                        -
                                                                               ---------------------    ---------------------

         Total other (expense) income, net                                                     (189)                    (249)
                                                                               ---------------------    ---------------------

Net income                                                                      $             1,162     $              1,028
                                                                               =====================    =====================

Net income allocated to general partners                                        $                76     $                 54
                                                                               =====================    =====================

Net income allocated to limited partners                                        $             1,086     $                974
                                                                               =====================    =====================

Net income per limited partnership unit                                         $          1,383.44     $           1,240.76
                                                                               =====================    =====================

                 See notes to consolidated financial statements.

                                     4 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1999

Consolidated Statement of Changes in Partners' Equity (Deficit) (Unaudited)

(In thousands, except unit data)


                                           Units of               Investor
                                            Limited               Limited                 General                 Total
                                          Partnership            Partners'               Partners'              Partners'
                                           Interest                Equity                 Deficit                 Equity
                                       -----------------   ----------------------   -------------------   ----------------------
Balance - January 1, 1999                           785    $              18,813    $          (11,248)   $               7,565

  Net income                                          -                      885                   189                    1,074
                                       -----------------   ----------------------   -------------------   ----------------------

Balance - September 30, 1999                        785    $              19,698    $          (11,059)   $               8,639
                                       =================   ======================   ===================   ======================

                See notes to consolidated financial statements.

                                     5 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 1999

Consolidated Statements of Cash Flows  (Unaudited)

(In thousands)                                                                          For the Nine Months Ended
                                                                                  September 30,           September 30,
                                                                                       1999                    1998
                                                                               ---------------------   ---------------------
Cash Flows from Operating Activities:

Net income                                                                     $              1,074    $                937
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
      Depreciation and amortization                                                             533                     638
      Gain on sale of properties                                                               (142)                 (2,928)
      Extraordinary loss on extinguishment of debt                                                -                     403
      Provision for bad debts                                                                     -                     (40)

Changes in assets and liabilities:
      Accounts receivable                                                                        13                     207
      Inventories                                                                                 -                      35
      Real estate tax escrow and other current assets                                          (105)                    535
      Deferred rent receivable                                                                  (91)                    124
      Accounts payable and other liabilities                                                    (87)                 (1,010)
                                                                               ---------------------   ---------------------

      Net cash provided by (used in) operating activities                                     1,195                  (1,099)
                                                                               ---------------------   ---------------------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                                                   (49)                   (824)
      (Increase) decrease in restricted cash reserves                                        (1,345)                  3,145
      Net proceeds from sale of properties                                                      410                  36,540
                                                                               ---------------------   ---------------------

      Net cash (used in) provided by investing activities                                      (984)                 38,861
                                                                               ---------------------   ---------------------

Cash Flows from Financing Activities:

      Related party note payable                                                                  -                   1,300
      Satisfaction of mortgage payable                                                            -                 (23,140)
      Proceeds from mortgage refinancing                                                          -                  12,000
      Principal payments on long-term debt                                                     (211)                   (268)
      Deferred costs paid at refinancing                                                          -                    (191)
      Distribution to partners                                                                    -                 (27,538)
                                                                               ---------------------   ---------------------

      Net cash (used in) financing activities                                                  (211)                (37,837)
                                                                               ---------------------   ---------------------

Net decrease in cash and cash equivalents                                                         -                     (75)

Cash and cash equivalents, beginning of period                                                  100                     175
                                                                               ---------------------   ---------------------

Cash and cash equivalents, end of period                                       $                100    $                100
                                                                               =====================   =====================

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                                   $                624     $             1,393
                                                                               =====================   =====================

                 See notes to consolidated financial statements.

                                     6 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except for as described in note 3. Certain amounts have been reclassified to conform to the September 30, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

         Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds; and second, to any partner having a negative balance in their capital account.

         The results of operations for the three and nine months ended September 30, 1999 and 1998 are not indicative of the results to be expected for the full year, due to the seasonal nature of the Partnership's business and the sale of properties.

2.       Related Party Transactions

         The following transactions with affiliates of the General Partner were charged to expense during the nine month periods ended September 30, 1999 and 1998:

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                              -------------------------
                                                                               1999                1998
                                                                               ----                ----
           Asset management fee                                          $        214,000    $        201,000
           Management fee                                                          67,000              70,000
           Reimbursement for administration expenses                               41,000              39,000
           Interest expense                                                        58,000              24,000
           Rent                                                                         -               9,000

3.       Sale of Property

         On January 13, 1999 the Partnership sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. The Partnership incurred closing costs of approximately $10,000. The carrying value of the property sold was approximately $267,000 and the Partnership realized a gain of approximately $123,000.

                                     7 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Sale of Property (Continued)

         On June 30, 1999 the Partnership sold to an unaffiliated third party the property located at 20 Wanoma Way, Nantucket, Massachusetts for approximately $20,000.

4.       Contingent Purchase Price Payments

         Contingent Purchase Price Payments were not required on the sale of properties described in Note 3. Based on the fair value of the remaining properties the Partnership believes that it will not be obligated to make any Contingent Purchase Price Payments upon sale of the remaining properties.

5.       Restricted Cash

         Restricted cash at September 30, 1999 and December 31, 1998, represents funds provided for and maintained by the Partnership, pursuant to the mortgage note payable agreement, to meet future capital requirements, debt service payments and operational needs.

6.       Contingent Rents

         The Partnership recognizes contingent rental income when earned. Contingent rental income was not material during the period ended September 30, 1999 and 1998.

7.       New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative, instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The adoption of SFAS 133 is not expected to have a material effect on the financial statements of the Partnership.

                                     8 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       Segment Information

         The Partnership had two reportable segments, hotel operations and commercial rental operations. The hotel properties were sold on June 10, 1998. The Partnership evaluates performance based on net operating income, which is income from operations before depreciation, amortization, interest, gain on sale of properties, extraordinary and non-operating items.

         Segment information for the periods ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administrative items and income and expense not allocated to a reportable segment.

                                                             Commercial           Hotel
                                                             Operations        Operations          Other           Total
                                                             ----------        ----------          -----           -----
            Period Ended September 30, 1999:

            Revenue                                        $         3,531   $             -   $           -   $        3,531
            Depreciation                                               430                 -               -              430
            Amortization                                                74                 -               -               74
            Asset management fees                                        -                 -             214              214
            Income (loss) from operations                            1,769                 -            (214)           1,555
            Identifiable assets                                     22,613                 -               -           22,613
            Capital expenditures                                        49                 -               -               49

            Period Ended September 30, 1998:

            Revenue                                        $         3,266   $         1,337   $           -   $        4,603
            Depreciation                                               420                 -               -              420
            Amortization                                                82                57               -              139
            Asset management fees                                        -                 -             201              201
            Income (loss) from operations                            1,548            (1,877)           (201)            (530)
            Identifiable assets                                     21,933                 -               -           21,933
            Capital expenditures                                         5               819               -              824

                                     9 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Legal Proceedings

         Frederic D. Nemer et al., vs. Winthrop Securities Co., Inc., et al., Superior Court, Suffolk County, Massachusetts, Civil Action No. 98-5536C.

         In October 1998, plaintiffs filed an action in Massachusetts state court as a purported class and derivative action on behalf of themselves and limited partners in Nantucket Island Associates Limited Partnership [the "Partnership"] against the Partnership and certain affiliates. The October 1998 complaint was never served upon any of the defendants. In July 1999, plaintiffs filed and served an Amended Class Action Complaint which purports to allege class and derivative claims against the Partnership and its affiliates (the "Winthrop Defendants"), as well as certain unaffiliated defendants, seeking damages and equitable relief. The Amended Class Action Complaint purported to allege claims for unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, gross negligence, fraud and deceit, civil conspiracy, intentional and negligent misrepresentation, violation of the Massachusetts consumer protection statute, breach of contract and breach of covenant. Plaintiffs had contended in substance that in connection with a 1996 offering of preferred limited partnership units in the Partnership and a 1998 sale of property, the Winthrop Defendants preferred their own interests to those of the limited partners in the Partnership. Plaintiffs also alleged that events and information occurring in 1996 and 1998 caused them to be misled as to the terms of the original 1987 offering of limited partnership units in the Partnership.

         On October 27, 1999, the court held a pretrial conference at which plaintiffs' counsel failed to appear. The court therefore dismissed the Amended Class Action Complaint in its entirety.

         Lewis Jacobs et al., vs. Winthrop Financial Associates, et al., United States District Court for the District of Massachusetts, Civil Action No. 99CV11363WGY.

         In June 1999, plaintiffs filed an action in the United States District Court for the District of Massachusetts as a purported class action on behalf of themselves and limited partners in Nantucket Island Associates Limited Partnership [the "Partnership"] against certain affiliates of the Partnership. Plaintiffs' complaint purports to allege class claims for fraud under the federal securities laws, breach of fiduciary duty, breach of contract, and unjust enrichment. Plaintiffs contend in substance that in connection with a 1996 offering of preferred limited partnership units in the Partnership and a 1998 sale of property, the defendants preferred their own interests to those of the limited partners in the Partnership. Plaintiffs seek an unspecified amount of damages and an accounting.

                                    10 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       Legal Proceedings (Continued)

         The defendants flied a motion to dismiss in response to the complaint, arguing that the plaintiffs had failed to state a claim for violation of federal securities laws, and that the court should decline to exercise supplemental jurisdiction over the state law claims included in the complaint. The court heard argument on that motion on October 20, 1999, and granted the motion to dismiss. The court indicated its intention to hold its decision for 30 days to permit the plaintiffs to appeal, and thereafter to remand the state law claims to Massachusetts state court.

         Discovery has not commenced. The defendants believe the claims are without merit and intend to contest this action.

         Richard Anisfield, et. al., vs. Three Winthrop Properties, Inc. et. al., Court of Chancery for New Castle County, Delaware, CA. No. 17379NC.

         In August 1999, the plaintiffs brought suit, as a class action, against the general partner of the Partnership and one of its affiliates alleging breach of fiduciary duty in connection with the rights offering as described in the preceding paragraphs. In September 1999, the defendants filed a motion to stay the action pending the outcome of the two actions identified above. That motion has not yet been briefed or argued. The defendants believe the claims are without merit and intend to contest this action.

                                    11 of 17

       NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1999

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

           On January 13, 1999 the Registrant sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. The Registrant incurred closing costs of approximately $10,000. The carrying value of the property sold was approximately $267,000 and the Registrant realized a gain of approximately $123,000. On June 30, 1999 the Registrant sold to an unaffiliated third party the property located at 20 Wanoma Way, Nantucket, for approximately $20,000. The remaining commercial rental properties owned by the Registrant are not currently being marketed for sale, as the General Partner believes that the Nantucket retail market for these properties will continue to improve and that marketing the commercial rental properties today would be premature.

           The level of liquidity based upon the Registrant's cash and cash equivalents experienced no changes at September 30, 1999 as compared to December 31, 1998, due to restrictions imposed by the lender on the amount of unrestricted cash available. The Registrant's $1,195,000 provided by operating activities was offset by $984,000 used in investing activities and $211,000 used in financing activities. Investing activities consisted of $410,000 of proceeds from the sale of properties, a $1,345,000 increase in restricted reserves to be used for capital improvements and future potential operating deficits and $49,000 of improvements to real estate. Financing activities consisted of principal payments on long term debt of $211,000. At September 30, 1999 the Registrant's unrestricted cash reserves were $100,000 and the restricted cash balance was $3,036,000, as compared to, $100,000 of cash and $1,691,000 of restricted cash at December 31, 1998. The unrestricted cash and restricted cash reserves are invested in money market accounts.

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

                                    12 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1999

Item 6.    Management's Discussion and Analysis or Plan of Operation (Continued)

           Liquidity and Capital Resources (Continued)

           The Registrant has received a letter from the U.S. Department of Justice relating to potential non-compliance with the American Disabilities Act (the "Act"). After review of the commercial properties compliance with the Act, the Registrant agreed that certain modifications are required. The Managing General partner does not believe these costs will have a material adverse effect on the Registrant.

           The mortgage loan encumbering the Registrant's remaining properties was refinanced upon the sale of certain of its properties in June 1998 and matures in June 2001, with a balloon payment of approximately $11,264,000. Pursuant to the terms of the loan, Sherburne is prohibited from making any distributions to its partners (including the Registrant) except for distributions by Sherburne to the Registrant from funds from operations of such amounts necessary to pay the Registrant's administrative fees, expenses and reimbursements, as well as the General Partner's legal fees associated with Sherburne's properties. The Registrant is currently seeking to refinance this loan and obtain additional financing to fund bulkhead replacement. There can be no assurance that the Registrant will be successful in obtaining replacement refinancing. It is anticipated that any cash flow from operations that is not used for improvements to properties, will be held as Partnership reserves.

           Results of Operations

           The Registrant generated net income of $1,074,000 for the nine months ended September 30, 1999, as compared to net income before extraordinary loss of $1,340,000 for 1998. Income decreased as a result of the sale of Sherburne's properties in June 1998 and January 1999. The remaining commercial properties, had an overall increase in operating income of $221,000 for the nine months ended September 30, 1999, as compared to 1998.

           Total revenue decreased by $1,072,000 for the nine months ended September 30, 1999, as compared to 1998 due to the above referenced sale of the properties. The income from the remaining commercial properties increased by $265,000 for the nine-month comparable period due to an increase in percentage rent and rental rates.

           Operating expenses decreased by $3,157,000 for the nine months ended September 30, 1999 as compared to 1998 due to the sale of the properties while the remaining commercial properties operating expenses remained relatively constant.

           Interest expense decreased by $670,000 due to the reduction in the mortgage principal balance. Other income decreased by $180,000 due to the sale of the properties. Interest income decreased by $55,000 due to an overall decrease in cash available for investments.

                                    13 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1999

Item 6.    Management's Discussion and Analysis or Plan of Operation (Continued)

           Results of Operations (Continued)

           The results of operations in future periods may differ from the results of operations for the period ended September 30, 1999 as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

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

                                    14 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1999

Part II - Other Information

Item 1.    Legal Proceedings

           Frederic D. Nemer et al., vs. Winthrop Securities Co., Inc., et al., Superior Court, Suffolk County, Massachusetts, Civil Action No. 98-5536C.

           In October 1998, plaintiffs filed an action in Massachusetts state court as a purported class and derivative action on behalf of themselves and limited partners in Nantucket Island Associates Limited Partnership [the "Partnership"] against the Partnership and certain affiliates. The October 1998 complaint was never served upon any of the defendants. In July 1999, plaintiffs filed and served an Amended Class Action Complaint which purports to allege class and derivative claims against the Partnership and its affiliates (the "Winthrop Defendants"), as well as certain unaffiliated defendants, seeking damages and equitable relief. The Amended Class Action Complaint purported to allege claims for unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, gross negligence, fraud and deceit, civil conspiracy, intentional and negligent misrepresentation, violation of the Massachusetts consumer protection statute, breach of contract and breach of covenant. Plaintiffs had contended in substance that in connection with a 1996 offering of preferred limited partnership units in the Partnership and a 1998 sale of property, the Winthrop Defendants preferred their own interests to those of the limited partners in the Partnership. Plaintiffs also alleged that events and information occurring in 1996 and 1998 caused them to be misled as to the terms of the original 1987 offering of limited partnership units in the Partnership.

           On October 27, 1999, the court held a pretrial conference at which plaintiffs' counsel failed to appear. The court therefore dismissed the Amended Class Action Complaint in its entirety.

           Lewis Jacobs et al., vs. Winthrop Financial Associates, et al., United States District Court for the District of Massachusetts, Civil Action No. 99CV11363WGY.

           In June 1999, plaintiffs filed an action in the United States District Court for the District of Massachusetts as a purported class action on behalf of themselves and limited partners in Nantucket Island Associates Limited Partnership [the "Partnership"] against certain affiliates of the Partnership. Plaintiffs' complaint purports to allege class claims for fraud under the federal securities laws, breach of fiduciary duty, breach of contract, and unjust enrichment. Plaintiffs contend in substance that in connection with a 1996 offering of preferred limited partnership units in the Partnership and a 1998 sale of property, the defendants preferred their own interests to those of the limited partners in the Partnership. Plaintiffs seek an unspecified amount of damages and an accounting.

           The defendants flied a motion to dismiss in response to the complaint, arguing that the plaintiffs had failed to state a claim for violation of federal securities laws, and that the court should decline to exercise supplemental jurisdiction over the state law claims included in the complaint. The court heard argument on that motion on October 20, 1999, and granted the motion to dismiss. The court indicated its intention to hold its decision for 30 days to permit the plaintiffs to appeal, and thereafter to remand the state law claims to Massachusetts state court.

                                    15 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1999

Part II - Other Information (Continued)

Item 1.    Legal Proceedings (Continued)

           Discovery has not commenced. The defendants believe the claims are without merit and intend to contest this action.

           Richard Anisfield, et. al., vs. Three Winthrop Properties, Inc. et. al., Court of Chancery for New Castle County, Delaware, CA. No. 17379NC.

           In August 1999, the plaintiffs brought suit, as a class action, against the general partner of the Partnership and one of its affiliates alleging breach of fiduciary duty in connection with the rights offering as described in the preceding paragraphs. In September 1999, the defendants filed a motion to stay the action pending the outcome of the two actions identified above. That motion has not yet been briefed or argued. The defendants believe the claims are without merit and intend to contest this action.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           (b) Reports on Form 8K: No report on Form 8-K was filed during the period.

                                    16 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 1999

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

                            BY:      THREE WINTHROP PROPERTIES, INC.
                                     -------------------------------
                                     Managing General Partner

                                     BY:      /s/ Michael L. Ashner
                                              -----------------------------
                                              Michael L. Ashner
                                              Chief Executive Officer

                                     BY:      /s/ Thomas Staples
                                              -----------------------------
                                              Thomas Staples
                                              Chief Financial Officer

                                     Dated:   November 8, 1999

                                    17 of 17