Form 10KSB
period 1999-12-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2000-03-30
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                                 Commission File
For the fiscal year ended December 31, 1999                      Number  0-16865
                          -----------------                              -------

                 NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
       (exact name of small business issuer as specified in its charter)

        Massachusetts                                     04-2948435
---------------------------                   --------------------------------
(State of organization)                       (IRS Employer Identification No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts                02142
-------------------------------------------------------               --------
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number including area code:               (617) 234-3000
                                                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $4,396,000.

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I
                                     ------

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

         On January 13, 1999, Sherburne sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. Sherburne incurred closing costs of $11,000. See "Item 7, Financial Statements - Note 3."

         On June 30, 1999 the Partnership sold to an unaffiliated third party the property located at 20 Wanoma Way, Nantucket, Massachusetts for approximately $20,000. See "Item 7, Financial Statements - Note 3."

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

         The following table sets forth the average annual occupancy rate and/or the average monthly per square foot rate at the Retail Properties for the years ended December 31, 1999 and 1998:

                                                                   Average
                                                                  Occupancy
                                 Average Rate                       Rate
                                 ------------                       ----

                                1999       1998             1999       1998
                                ----       ----             ----       ----

                                $45.64     $40.77           100%       100%

         The mortgage loan encumbering Sherburne's properties was refinanced in February 1997 with a new $23,600,000 floating rate loan. In connection with the sale of all of Sherburne's properties other than the Retail Properties, Sherburne retired this refinanced loan by making a cash payment from the sale proceeds of approximately $11,550,000 and simultaneously with the sale of the properties, refinancing its remaining retail properties with BankBoston, N.A. ("BankBoston"). The refinanced BankBoston mortgage loan, which had a principal balance of $12,000,000, bore interest at the rate of LIBOR plus 1.75% (as compared to LIBOR plus 3.25% to 3.75% on the prior loan) and was scheduled to mature on June 10, 2001 at which time a balloon payment of $11,264,000 was to be due, was refinanced on February 2, 2000 (the "Refinanced Loan") with a new $18,500,000 loan. The Refinanced Loan bears interest at 9.03% per annum, requires monthly payments of interest and principal based on a 30 year amortization schedule and is matures in March 2010 at which time a balloon payment of approximately $16,578,000 will be due. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for additional information relating to the Refinanced Loan.

         The following table sets forth certain information concerning lease expirations at the Retail Properties (assuming no renewals for the period from January 1, 2000 through December 31, 2009):


                   # of Tenants          Aggregate SF          Annualized Rental For        Percentage of Total
                   Whose Leases      Covered By Expiring         Leases Expiring             Annualized Rental
                    Expire                     Leases            ---------------             -----------------
                    ------                     ------

2000                    45                     27,087                  1,411,598                   36.7%
2001                    20                     28,594                  1,206,746                   31.4%
2002                    14                      8,538                    555,950                   14.4%
2003                     2                      3,346                     98,000                    2.5%
2004                     6                      5,338                    388,466                   10.1%
2005                     -                          -                          -                    -
2006                     1                      5,050                    187,000                    4.9%
2007                     -                          -                          -                    -
2008                     -                          -                          -                    -
2009

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Retail Properties taken as a whole as of December 31, 1999:


    Gross Carrying       Accumulated                                           Federal Tax
       Value             Depreciation           Rate           Method            Basis
      ------             -------------          ----           ------            -----

     $24,995,000          $7,238,000          5-30 yrs.         S/L            $26,592,000

         The realty tax rate and realty taxes paid for the Retail Properties in 1999 were $10.71/1,000 and $493,070, respectively.

         The Registrant believes that its Retail Properties are adequately insured.

         For information with respect to capital improvements performed at the Properties in 1999 and anticipated capital improvements in 2000, see "Item 6, Management's Discussion and Analysis or Plan of Operation."

         During the formation of the Registrant an engineering study was performed which revealed that petroleum hydrocarbon products had leaked out of five separate portions of the Properties (the "sites"). Under applicable Massachusetts law, the owner of the property on which such hazardous wastes have been released is responsible for the entire cost of cleaning up such wastes. In connection with the Registrant's acquisition of Sherburne, the Sellers agreed to indemnify the Registrant for one-half of the costs of an environmental cleanup of the Properties, up to an aggregate payment by the Sellers of $1.25 million. As of December 31, 1999, Sherburne Associates' cumulative share of the environmental cleanup totaled approximately $138,000. These costs included removal of old gasoline tanks, installation of monitoring wells and installation of recovery wells, as well as professional fees paid to engineers who analyzed the potential future costs of cleaning up the Properties and who also served as representatives of the Registrant in discussions with Massachusetts environmental officials.

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

Item 3.  Legal Proceedings.

         To the best of the General Partner's knowledge, there are no material pending legal proceedings to which the Registrant is a party or of which any of their property is the subject except as follows:

         Frederic D. Nemer et al., vs. Winthrop Securities Co., Inc., et al., Superior Court, Suffolk County, Massachusetts, Civil Action No. 98-5536C. In October 1998, plaintiffs filed an action in Massachusetts state court as a purported class and derivative action on behalf of themselves and limited partners in the Registrant against the Registrant and certain affiliates. The October 1998 complaint was never served upon any of the defendants. In July 1999, plaintiffs filed and served an Amended Class Action Complaint which purports to allege class and derivative claims against the Registrant and its affiliates (the "Winthrop Defendants"), as well as certain unaffiliated defendants, seeking damages and equitable relief. The Amended Class Action Complaint purported to allege claims for unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, gross negligence, fraud and deceit, civil conspiracy, intentional and negligent misrepresentation, violation of the Massachusetts consumer protection statute, breach of contract and breach of covenant. Plaintiffs contend in substance that in connection with a 1996 offering of preferred limited partnership units in the Partnership and a 1998 sale of property, the Winthrop Defendants preferred their own interests to those of the limited partners in the Registrant. Plaintiffs also allege that events and information occurring in 1996 and 1998 caused them to be misled as to the terms of the original 1987 offering of limited partnership units in the Registrant.

         The Winthrop Defendants and the other defendants have filed motions to dismiss which are presently pending. Discovery has not commenced. The defendants believe the claims are without merit and intend to contest this action.

         Lewis Jacobs et al., vs. Winthrop Financial Associates, et al., United States District Court for the District of Massachusetts, Civil Action No. 99CV11363WGY. In June 1999, plaintiffs filed an action in the United States District Court for the District of Massachusetts as a purported class action on behalf of themselves and limited partners in the Registrant against certain affiliates of the Registrant. Plaintiffs' complaint purported to allege class claims for fraud under the federal securities laws, breach of fiduciary duty, breach of contract, and unjust enrichment. Plaintiffs contend in substance that in connection with a 1996 offering of preferred limited partnership units in the Registrant and a 1998 sale of property, the defendants preferred their own interests to those of the limited partners in the Registrant. Plaintiffs seek an unspecified amount of damages and an accounting.

         The defendants filed a motion to dismiss in response to the complaint, arguing that the plaintiffs had failed to state a claim for violation of the federal securities laws, and that the court should decline to exercise supplemental jurisdiction over the state law claims included in the complaint. The court heard argument on that motion on October 20, 1999, and granted the motion to dismiss the federal securities claims. In February, 2000, the Court ordered the remaining claims remanded to Massachusetts state court. In November 1999, however, the same plaintiffs had filed another purported class action in the Chancery Court in Delaware as described below. It is unknown whether plaintiffs will pursue both actions. Discovery has not commenced. The defendants believe the claims are without merit and intend to contest this action.

         Richard Anisfield, et. al., vs. Three Winthrop Properties, Inc. et. al., Court of Chancery for New Castle County, Delaware, CA. No. 17379NC. In August 1999, the plaintiffs brought suit, as a class action, against the general partner of the Registrant and one of its affiliates alleging breach of fiduciary duty in connection with the rights offering as described in the preceding paragraphs. In September 1999, the defendants filed a motion to stay the action pending the outcome of the two actions identified above. That motion has not yet been briefed or argued. The defendants believe the claims are without merit and intend to contest this action.

         Lewis Jacobs, et al. vs. Winthrop Financial Associates, et al., Court of Chancery for New Castle County, Delaware, CA. No. 17602NC. In November 1999, two investors in the Registrant, brought suit, as a class action, against the general partner of the Registrant and certain related entities alleging claims for breach of contract and breach of fiduciary duty. The plaintiffs are the same plaintiffs who filed the federal court action described above and their claims purport to be based on the same set of facts. In January 2000, the defendants filed a motion to stay the action pending the outcome of the actions identified above. That motion has not yet been briefed or argued. The defendants believe the claims are without merit and intend to contest this action.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no established trading market for the Units. As of March 1, 2000, there were 797 holders of 785 outstanding limited partnership units (the "Units"). In addition, the Registrant's partnership agreement places significant restrictions on the rights of Limited Partners to transfer or assign their interests in the Registrant. Accordingly, transfers of Units and Preferred Units are infrequent and occur only through private transactions.

         For information as to allocations of profit and loss and distributions to the holders of Units and Preferred Units see Item 1, "Description of Business."

         Pursuant to the loan encumbering the Retail Properties, Sherburne is prohibited from making distributions to its partners except in limited circumstances. During 1998, the Registrant made a $27,538,000 distribution to its Preferred Unitholders which fully-satisfied the priority return payable to the Preferred Unitholders. The Registrant did not make any distributions to Limited Partners during 1999. A distribution of $4,855,225 ($6,185 per unit) was made to the limited partners from the refinancing proceeds in March 2000. An affiliate of the General Partner earned $185,000 in refinancing fees. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's ability to make future distributions.

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Registrant. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

         On January 13, 1999 the Registrant sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. The Registrant incurred closing costs of approximately $11,000. The carrying value of the property sold was approximately $267,000 and the Registrant realized a gain of approximately $122,000. On June 30, 1999 the Registrant sold to an unaffiliated third party the property located at 20 Wanoma Way, Nantucket, for approximately $20,000. The remaining commercial rental properties owned by the Registrant are not currently being marketed for sale, as the General Partner believes that the Nantucket retail market for these properties will continue to improve and that marketing the commercial rental properties today would be premature.

         Due to restrictions imposed by the lender on the amount of unrestricted cash available, the level of liquidity based upon the Registrant's cash and cash equivalents experienced no change at December 31, 1999 as compared to December 31, 1998. The Registrant's $1,406,000 provided by operating activities was offset by $1,049,000 used in investing activities and $357,000 used in financing activities. Investing activities consisted of $409,000 of proceeds from the sale of properties, a $1,386,000 increase in restricted cash reserves to be used for capital improvements and operating deficits and $72,000 of improvements to property and equipment. Financing activities consisted of principal payments on long-term debt of $280,000 and $77,000 of refinancing costs. At December 31, 1999 the Registrant's unrestricted cash reserves were $100,000 and the restricted cash balance was $3,077,000, as compared to $100,000 of unrestricted cash and $1,691,000 of restricted cash at December 31, 1998. The unrestricted cash and restricted cash reserves are invested in money market accounts.

         As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $3,500,000 over the next five years for bulkhead replacement. The Registrant expects to utilize restricted cash, which will be released upon refinancing (see below) and cash flow from operations to fund these improvements.

         The Registrant has received a letter from the U.S. Department of Justice relating to potential non-compliance with the American Disabilities Act (the "Act"). After review of the commercial properties compliance with the Act, the Registrant agrees that certain modifications are required. The General Partner does not believe these costs will have a material adverse effect on the Registrant.

         On February 2, 2000, the Registrant refinanced the $12,000,000 floating rate loan, which was scheduled to mature in June 2001 with a new loan secured by the properties in the amount of $18,500,000. The new loan, which requires monthly payments of interest at 9.03% and principal based on a 30 year amortization schedule, matures in March 2010, with a balloon payment of approximately $16,578,000. Monthly principal and interest payments are $149,255. An additional $53,560 per month payment is required for real estate tax escrows and reserves. The Registrant incurred approximately $800,000 in fees and expenses in connection with the refinancing. Prepayment of the loan is permitted, only if certain conditions required by the loan agreement are met after the third year of the loan. The General Partner has guaranteed $5,000,000 of the loan. The Registrant received approximately $5,540,000 after the satisfaction of the former loan, payment of closing costs, escrows and reserves. A distribution of $4,855,225 ($6,185 per unit) was made to the limited partners from the refinancing proceeds in March 2000. An affiliate of the General Partner earned $185,000 in refinancing fees.

         Results of Operations

         The Registrant's net income before extraordinary loss on extinguishment of debt increased by $215,000 for the year ended December 31, 1999, as compared to 1998.

         Total revenue decreased by $1,135,000 for the year ended December 31, 1999, as compared to 1998 due to the sale of Sherburne's properties in June 1998 and January 1999. The income from the remaining commercial properties increased by $375,000 for the year ended December 31, 1999 as compared to 1998 due to an increase in percentage rent and rental rates.

         Operating expenses decreased by $3,115,000 for the year ended December 31, 1999, as compared to 1998 due to the property sales. The commercial properties had an overall increase of $114,000, which was a result of increases in operating expenses and real estate tax expense.

         Interest expense decreased by $666,000, due to the reduction in the mortgage principal balance. Interest income decreased by $29,000 due to an overall decrease in cash available for investment.

         The results of operations in future quarters may differ from the result of operations for the year ended December 31, 1999, as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

Item 7.    Financial Statements

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999

                                      INDEX


                                                                        Page
                                                                        ----

Independent Auditors' Report.............................................F-2

Financial Statements:

Consolidated Balance Sheets as of December 31, 1999 and 1998.............F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1999 and 1998...............................................F-4

Consolidated Statements of Partners' Equity (Deficit)
for the Years Ended December 31, 1999 and 1998...........................F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999 and 1998...............................................F-6

Notes to Consolidated Financial Statements...............................F-7

                          Independent Auditors' Report
                          ----------------------------



To the Partners
Nantucket Island Associates Limited Partnership and Subsidiaries



We have audited the accompanying consolidated balance sheets of Nantucket Island Associates Limited Partnership (the "Partnership") and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Island Associates Limited Partnership and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                    /s/Imowitz Koenig & Co., LLP


New York, New York
February 4, 2000

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)


                                                                                              DECEMBER 31,
                                                                              ----------------------------------------------

ASSETS                                                                                1999                     1998
------                                                                        ---------------------    ---------------------

Cash and cash equivalents                                                      $               100     $                100
Restricted cash                                                                              3,077                    1,691
Accounts receivable                                                                             54                       82
Real estate tax escrow and other current assets                                                574                      485
                                                                              ---------------------    ---------------------

      Total current assets                                                                   3,805                    2,358

Property and equipment, net of accumulated depreciation
   of $7,238 (1999) and $7,176 (1998)                                                       17,757                   18,520

Deferred rent receivable                                                                       353                      279
Deferred costs, net of accumulated amortization of
   $1,072 (1999) and $933 (1998)                                                               619                      680
                                                                              ---------------------    ---------------------

         Total assets                                                         $             22,534     $             21,837
                                                                              =====================    =====================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and other liabilities                                         $               928     $                948
Current maturity of  long-term debt                                                            284                      278
Related party note payable                                                                   1,300                    1,300
                                                                              ---------------------    ---------------------

      Total current liabilities                                                              2,512                    2,526

Long-term debt                                                                              11,460                   11,746
                                                                              ---------------------    ---------------------

         Total liabilities                                                                  13,972                   14,272
                                                                              ---------------------    ---------------------

Commitments and Contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
      issued, and outstanding                                                               19,625                   18,813

      General partners' (deficit)                                                          (11,063)                 (11,248)
                                                                              ---------------------    ---------------------

         Total partners' equity                                                              8,562                    7,565
                                                                              ---------------------    ---------------------

         Total liabilities and partners' equity                                $            22,534     $             21,837
                                                                              =====================    =====================


                 See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)


                                                                         DECEMBER 31,
                                                              ------------------------------------

                                                                    1999               1998
                                                              -----------------   ----------------
Revenue:

     Hotel operations                                         $              -    $           920
     Restaurant operations                                                   -                421
     Commercial rental operations                                        4,396              4,021
     Boat basin operations                                                   -                169
                                                              -----------------   ----------------

        Total revenue                                                    4,396              5,531
                                                              -----------------   ----------------

Operating expenses:

     Hotel                                                                   -              1,511
     Restaurant                                                              -              1,158
     Commercial rental                                                     962                865
     Boat basin                                                              -                314
     Real estate taxes                                                     493                482
     Insurance                                                             218                363
     Management and administrative                                         370                386
     Amortization                                                           99                163
     Depreciation                                                          568                583
                                                              -----------------   ----------------

        Total operating expenses                                         2,710              5,825
                                                              -----------------   ----------------

Income (loss) from operations                                            1,686               (294)
                                                              -----------------   ----------------

Other income (expense):
     Interest income                                                       127                156
     Interest expense                                                     (958)            (1,624)
     Gain on sale of properties                                            142              2,544
                                                              -----------------   ----------------

        Total other (expense) income, net                                 (689)             1,076
                                                              -----------------   ----------------

Net income before extraordinary loss                                       997                782

Extraordinary loss on extinguishment of debt                                 -               (403)
                                                              -----------------   ----------------

Net income                                                    $            997                379
                                                              =================   ================

Net income (loss) allocated to general partners               $            185                (83)
                                                              =================   ================

Net income (loss) allocated to limited partners               $            812             (1,412)
                                                              =================   ================

Net income allocated to preferred limited partners            $              -              1,874
                                                              =================   ================

Net income (loss) per limited partnership unit:

     Income (loss) before extraordinary item                  $       1,034.39          (1,417.84)

     Extraordinary item - loss on extinguishment of debt                     -            (380.89)
                                                              -----------------   ----------------

     Net income (loss)                                        $       1,034.39          (1,798.73)
                                                              =================   ================

Net income per preferred limited partnership unit:

     Income before extraordinary item                         $              -           2,494.27

     Extraordinary item - loss on extinguishment of debt                     -            (107.01)
                                                              -----------------   ----------------

     Net income                                               $              -           2,387.26
                                                              =================   ================


                         See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                        (In Thousands, Except Unit Data)



                                                            Preferred                                       Preferred
                                       Units of             Units of                 Investor               Investor
                                        Limited              Limited                  Limited                Limited
                                      Partnership          Partnership               Partners'              Partners'
                                       Interest             Interest                  Equity                 Equity
                                   -----------------  ---------------------    ---------------------   -------------------

Balance - January 1, 1998                        785                  785    $                35,186   $             9,916

Distribution                                                                                       -               (27,538)

Net income (loss)                                                                             (1,412)                1,874

Redemption of Preferred Limited
Partners' Equity                                  -                  (785)                   (14,961)               15,748
                                   -----------------  ---------------------    ---------------------   -------------------
Balance - December 31, 1998                      785                    -                   $ 18,813                     -

Net income                                                                                       812                     -
                                   -----------------  ---------------------    ---------------------   -------------------
 Balance - December 31, 1999                     785  $                 -       $             19,625   $                 -
                                   =================  =====================    =====================   ===================



                                          General                   Total
                                         Partners'                Partners'
                                          Deficit                  Equity
                                    --------------------    --------------------

Balance - January 1, 1998           $           (10,378)    $            34,724

Distribution                                          -                 (27,538)

Net income (loss)                                   (83)                    379


Redemption of Preferred Limited
Partners' Equity                                   (787)                       -
                                    --------------------    --------------------

Balance - December 31, 1998         $           (11,248)    $             7,565

Net income                                          185                     997
                                    --------------------    --------------------

 Balance - December 31, 1999        $           (11,063)    $             8,562
                                    ====================    ====================

                 See notes to consolidated financial statements

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                        DECEMBER 31,
                                                                     ----------------------------------------------

                                                                                1999                   1998
                                                                     ------------------------  --------------------
CASH FLOWS FROM  OPERATING ACTIVITIES:                               9

Net income                                                                  $    997                 $    379
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
      Depreciation and amortization                                              707                      835
      Gain on sale of properties                                                (142)                  (2,544)
      Extraordinary loss on extinguishment of debt                               -                        403
      Provision for bad debts                                                    -                        (42)

Changes in operating assets and liabilities:

         Accounts receivable                                                      28                      208
         Inventories                                                             -                         34
         Real estate tax escrow and other current assets                         (90)                     493
         Deferred rent receivable                                                (74)                     107
         Accounts payable and other liabilities                                  (20)                    (854)
                                                                            --------                 --------

Net cash provided by (used in) operating activities                            1,406                     (981)
                                                                            --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Increase (decrease) in restricted cash reserves                         (1,386)                   3,146
      Expenditures for property and equipment                                    (72)                    (864)
      Net proceeds from sale of properties                                       409                   36,530
                                                                            --------                 --------

Net cash (used in) provided by investing activities                           (1,049)                  38,812
                                                                            --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Related party note payable                                                 -                      1,300
      Satisfaction of mortgage payable                                           -                    (23,140)
      Proceeds from mortgage refinancing                                         -                     12,000
      Principal payments on long-term debt                                      (280)                    (337)
      Deferred costs paid                                                        (77)                    (191)
      Distributions to partners                                                  -                    (27,538)
                                                                            --------                 --------

Net cash used in financing activities                                           (357)                 (37,906)
                                                                            --------                 --------

Net decrease in cash and cash equivalents                                        -                        (75)

Cash and cash equivalents, beginning of year                                     100                      175
                                                                            --------                 --------

Cash and cash equivalents, end of year                                      $    100                 $    100
                                                                            ========                 ========

Supplemental Information -
      Cash paid for interest                                                $    840                 $  1,452
                                                                            ========                 ========

Supplemental Disclosure of Non-Cash Investing Activity:
      Accrued expenses on sale of the properties                                 -                   $    425
                                                                            ========                 ========




                 See notes to consolidated financial statements.

         NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Nantucket Island Associates Limited Partnership (the "Partnership") was formed on December 17, 1986 under the laws of Delaware for the purpose of owning a 99.98% beneficial interest in Sherburne Associates ("Sherburne"), a Massachusetts general partnership, which owns and operates a portfolio of properties located on Nantucket Island, Massachusetts. Sherburne Associates was converted to a limited liability company in January 2000. This portfolio included two hotels, commercial rental properties, 24 rental units located in the Wharf Cottages, a boat basin accommodating approximately 250 yachts and employee housing (collectively, the "Properties"). On June 10, 1998, the Partnership sold all of its properties with the exception of the commercial rental properties (see Note 3).

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

         Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Gain on sale of properties is allocated to the general partner until the general partner no longer has a negative capital account. In accordance with the Amended and Restated Partnership Agreement (the "Agreement"), effective November 8, 1996 and while the Preferred Units were outstanding, losses were allocated 5% to the General Partner and 95% to the limited partners, in proportion to and to the extent of the positive balances in the limited partners' capital accounts. The Agreement also provides that while the Preferred Units were outstanding, cash flow from operations and capital proceeds (as defined in

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------------------------

         Organization (Continued)

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

         In accordance with the Agreement, the Partnership distributed approximately $27,538,000 ($35,080 per Preferred Unit) to the Preferred Unitholders in 1998. The distributions were funded by sale and refinancing proceeds, a loan of $1,300,000 from an affiliate of the Partnership's general and the release of restricted cash. Since the Preferred Unitholders have been paid in full, their units have been redeemed in accordance with the Agreement and they will receive no future distributions or income/loss allocations.

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

         Advertising

         The Partnership expenses the costs of advertising as incurred. Advertising expense, which is included in hotel, restaurant and boat basin operating expenses, was approximately $281,000 for the year ended December 31, 1998.

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------------------------

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

         Deferred Costs

         Deferred costs consist of mortgage costs and costs related to the acquisition of the Partnership's properties.

         Deferred mortgage costs which consist of an interest rate collar, commitment fee, legal and professional fees, and title insurance, are amortized using the straight-line method over the term of the related agreement. The amortization relating to the interest rate collar and commitment fee is charged to interest expense. The amortization charged to interest expense was $40,000 and $89,000 for the years ended December 31, 1999 and 1998, respectively. Costs related to the acquisition of the Partnership's investment in the properties are amortized primarily over 19 years.

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------------------------

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

         Restricted Cash

         Restricted cash at December 31, 1999 and 1998 represents funds provided for and maintained by the Partnership, pursuant to the mortgage note payable agreement to meet future capital requirements, debt service payments and operational needs.

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

         New Accounting Pronouncement

         During 1998 and subsequently amended in 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for fiscal quarters beginning after June 15, 2000. The Partnership will adopt this Statement at that time. The adoption of SFAS 133 is not expected to have any effect on the financial statements of the Partnership.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


2.       PROPERTY AND EQUIPMENT

         Investment Properties and Accumulated Depreciation:

                                                                                     1999                        1998
                                                                             ----------------------     -----------------------

         Land                                                                $           9,298,000      $            9,434,000
         Buildings, improvements and personal property                                  15,697,000                  16,262,000
                                                                             ----------------------     -----------------------
                                                                                        24,995,000                  25,696,000
         Less:  accumulated depreciation                                               (7,238,000)                 (7,176,000)
                                                                             ----------------------     -----------------------

                  Property and equipment, net                                $          17,757,000      $           18,520,000
                                                                             ======================     =======================

3.       SALE OF PROPERTIES

         On January 13, 1999 the Partnership sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. The Partnership incurred closing costs of approximately $11,000. The carrying value of the property sold was approximately $267,000 and the Partnership realized a gain of approximately $122,000.

         On June 30, 1999 the Partnership sold to an unaffiliated third party the property located at 20 Wanoma Way, Nantucket, Massachusetts for approximately $20,000.

         On June 10, 1998, the Partnership sold to an unaffiliated third party all the Partnership's properties with the exception of the commercial properties for approximately $38,425,000, net of adjustments. As a condition of the sale, an affiliate of the general partner was required to sell properties consisting of a tennis club, employee housing and a maintenance facility. The affiliate received approximately $1,300,000 for the sale of the properties. The affiliate subsequently loaned the proceeds of the sale to the Partnership for distribution. The Partnership received net sale proceeds of approximately $12,966,000 after mortgage satisfaction and closing costs of approximately $2,319,000. The carrying value of the properties sold was approximately $33,562,000 and the Partnership realized a gain for financial reporting purposes of approximately $2,544,000.

4.       LONG-TERM DEBT

         The following is a summary of the Partnership's debt at December 31:

                                                                                       1999                      1998
                                                                              -----------------------   -----------------------

           Mortgage loan                                                      $           11,645,000    $           11,887,000
           Note payable - related party                                                    1,300,000                 1,300,000
           Other mortgage notes payable                                                       99,000                   137,000
                                                                              -----------------------   -----------------------
           Total long-term debt                                                           13,044,000                13,324,000
           Less:  current maturity of long term debt                                     (1,584,000)               (1,578,000)
                                                                              -----------------------   -----------------------

                    Long-term debt                                            $           11,460,000    $           11,746,000
                                                                              =======================   =======================

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


4.       LONG-TERM DEBT (Continued)
         --------------------------

         Mortgage Loan

         The mortgage loan encumbering the Partnership's properties was refinanced upon the sale of the Properties. The $12,000,000 floating rate note adjusts to the lower of the bank's base rate or the Euro dollar rate plus 1.75%. The rate at December 31, 1999 was approximately 8%. The loan requires monthly payments of interest and principal based on a 20-year amortization schedule and was scheduled to mature in June 2001, with a balloon payment of approximately $11,264,000.

         On February 2, 2000, the Partnership refinanced the above loan, secured by the properties in the amount of $18,500,000. The loan, which requires monthly payments of interest at 9.03% and principal based on a 30 year amortization schedule, matures in March 2010, with a balloon payment of approximately $16,578,000. Monthly principal and interest payments are $149,255. An additional $53,560 per month payment is required for real estate tax escrows and reserves. The Partnership incurred approximately $800,000 in fees and expenses in connection with the refinancing. Prepayment of the loan is permitted, only if certain conditions required by the loan agreement are met after the third year of the loan. The General Partner has guaranteed $5,000,000 of the loan. The Partnership received approximately $5,540,000 after the satisfaction of the former loan, payment of closing costs, escrows and reserves. An affiliate of the General Partner earned $185,000 in refinancing fees.

         Aggregate principal maturities due on long-term debt (including the refinanced loan) at December 31, 1999 are as follows:

                         2000              $                 113,000
                         2001                                148,000
                         2002                                162,000
                         2003                                177,000
                         2004                                191,000

5.       RENTAL INCOME UNDER OPERATING LEASES

         The aggregate future minimum lease payments under non-cancelable operating leases at December 31, 1999 are as follows:

                         2000                 $               3,602,000
                         2001                                 2,310,000
                         2002                                 1,179,000
                         2003                                   662,000
                         2004                                   558,000
                         Thereafter                             364,000
                                             --------------------------

                                             $               8,675,000
                                             ==========================

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


5.       RENTAL INCOME UNDER OPERATING LEASES (Continued)
         ------------------------------------------------

         The leases for the majority of the commercial properties provide for contingent rentals, which are based on sales volume or other activity-related criteria, and include property tax escalation clauses. Aggregate future lease rentals do not include these contingent rental or escalation amounts. Contingent rentals amounted to approximately $326,000 and $187,000, for the years ended December 31, 1999 and 1998, respectively, and are included in commercial rental income. The Partnership recognizes contingent rental income when earned.

6.       TRANSACTIONS WITH RELATED PARTIES

         The Partnership and Sherburne have paid or accrued charges by and commitments to companies affiliated by common ownership and management with the general partners. Related-party transactions with WFA and its affiliates include the following for the years ended December 31:

                                                                                         1999                 1998
                                                                                   -----------------     ----------------

                       Partnership administration fee                              $        285,000      $       269,000

                       Management Fees                                                       85,000               87,000

                       Reimbursement for administrative expenses                             49,000               51,000

                       Transaction fee for sale                                                   -              384,000

         The Partnership also rents certain facilities from affiliates of the General Partner. These rents amounted to approximately $9,000 for the year ended December 31, 1998.

         As discussed in Note 3, an affiliate of the general partner loaned approximately $1,300,000 to the Partnership in connection with the sale of the Properties. The note, which is payable on demand, bears interest at six percent. The accrued interest amounted to $121,000 and $43,000 for the years ended December 31, 1999 and 1998, respectively.

7.       COMMITMENTS AND CONTINGENCIES

         Environmental Cleanup Costs

         The General Partner was aware at the time of acquisition of the Properties that petroleum products had seeped into certain sections of the Properties. Under Massachusetts law, the owner of such property is responsible for the entire cost of the remediation of such hazardous wastes. In connection with the Partnership's acquisition of Sherburne, the sellers indemnified the Partnership for one-half of the expenses incurred by it in connection with the cleanup operations for a maximum aggregate amount of $1,250,000.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


7.       COMMITMENTS AND CONTINGENCIES (Continued)
         -----------------------------------------

         Environmental Cleanup Costs (Continued)

         The sellers deposited $1,250,000 in escrow as security for the sellers' indemnification. The Partnership has incurred approximately $138,000 as its one-half share of cleanup costs, to date. These costs included expenses of removing certain underground tanks from the Properties and the professional services of engineers in analyzing the potential costs of future cleanup and serving as the Partnership's representatives in discussions with the Massachusetts Department of Environmental Protection in determining the best course of action.

         Based on the magnitude of the cost incurred during the last few years, the current status of the project, and management's experience with other environmental clean-up projects, management believes that the future costs related to the environmental clean up will not have a material impact on the Partnership's financial statements.

         Contingent Purchase Price Payments

         Under agreements entered into at the time of the Partnership's acquisition of Sherburne, at the time of a sale or refinancing of the Properties or any portion thereof, Sherburne is obligated to make a payment (the "Contingent Purchase Price Payment") to the sellers equal to 12% of the amount by which the proceeds from the sale or refinancing exceed the Agreed Base Value of the Properties (as defined in the agreement) or the parcel, as adjusted. The aggregate Agreed Base Value of the Properties, which was determined by the parties at the time of the acquisition, was approximately $50,800,000, which amount has been allocated over the various parcels of the Properties. In determining the amount, if any, by which the amount of the sale or refinancing proceeds exceeds the Agreed Base Value of the Properties or the parcels being sold, the following amounts will be added to the Agreed Base Value of the Properties or the parcel being sold: (i) the out-of-pocket expenses incurred by the Partnership in connection with any such sale or refinancing; (ii) amounts expended on capital improvements of the Properties or such parcels by Sherburne; (iii) amounts expended by Sherburne on the Properties as a whole for environmental cleanup; and
         (iv) any prepayment or other penalty in connection with the sale. After December 31, 1997, the sellers may require Sherburne to purchase the sellers' rights to receive the Contingent Purchase Price Payments (the "Put Option"). After December 31, 2000, Sherburne may require the sellers to sell such rights to Sherburne (the "Call Option"). Upon the exercise of either the Put Option or the Call Option, Sherburne shall pay the fair market value of such rights to the sellers. The fair market value shall be determined by the agreement of Sherburne and the sellers or, if no such agreement can be reached, by an independent appraiser. The sellers were not entitled to any contingent purchase price payments for the refinancing or sale of the properties for the years ended December 31, 1998 and 1999.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


7.       COMMITMENTS AND CONTINGENCIES (Continued)
         -----------------------------------------

         Contingent Purchase Price Payments (Continued)

         Based on the fair value of the remaining properties, the Partnership believes that it will not be obligated to make any Contingent Purchase Price Payments upon sale of the remaining properties.

         Capital Improvements

         As owner of the commercial properties along the wharf, the Partnership is responsible for maintaining the bulkheads. The Partnership anticipates spending approximately $3,500,000 over the next five years for bulkhead replacement. The Partnership expects to utilize restricted cash, which will be released upon refinancing and cash flow from operations to fund these improvements.

         The Partnership has received a letter from the U.S. Department of Justice relating to potential non-compliance with the American Disabilities Act (the "Act"). After review of the commercial properties compliance with the Act, the Partnership agrees that certain modifications are required. The cost and time period of these modifications cannot be determined at this time.

         Legal Proceedings

         There are four lawsuits, each purporting to represent a class of investor limited partners against the Partnership, its general partners and certain related and unrelated parties. The lawsuits claim unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, fraud, deceit, misrepresentation, conspiracy, breach of contract, negligence, and violation of Massachusetts consumer protection laws on behalf of themselves and the purported class. The plaintiffs appear to contend in substance, that a 1996 offering of preferred limited partnership units in the Partnership and the subsequent sale of certain Partnership assets violated their rights as limited partners. The lawsuits are in their early stages and it is not possible to predict the likely outcome of these actions at this time.

8.       TAXABLE INCOME

         The taxable income of the Partnership, the Operating Partnership and Sherburne differs from the consolidated net income reported for financial reporting purposes, primarily due to timing differences in the recognition of depreciation and amortization expense, commercial rental revenue and gain on sale for

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



8.       TAXABLE INCOME (Continued)

         tax purposes. A reconciliation of consolidated net income for financial reporting purposes to federal income tax basis net income for the years ended December 31, 1999 and 1998 is as follows:

                                                                                     1999                  1998
                                                                                -----------------   --------------------

Consolidated net income for financial reporting purposes                               $   997,000           $   379,000

Tax basis amortization over that used for financial reporting purposes
                                                                                          (134,000)              (74,000)

Tax basis depreciation over that used for financial reporting purposes
                                                                                          (320,000)           (1,163,000)

Revenue for tax reporting  purposes not recognized for financial  reporting
purposes                                                                                    17,000               177,000

Difference in gain on sale for tax reporting purposes                                     (122,000)                   --

Revenue for financial reporting purposes not recognized for tax reporting purposes
                                                                                          (168,000)                   --

Gain on sale for tax reporting purposes (not  recognized) for financial
reporting purposes                                                                              --              2,994,000

Extraordinary loss on extinguishment of debt not recognized for tax
purposes                                                                                        --               403,000

Capitalized interest                                                                            --                78,000

Other                                                                                       (1,000)              176,000
                                                                                       -----------           -----------

Federal income tax basis net income                                                    $   269,000           $ 2,970,000
                                                                                       ===========           ===========

Partners' capital account balances for federal income tax purposes were approximately $16,312,000 and $4,950,000 as of December 31, 1999 and 1998,
respectively.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


9.       SEGMENT INFORMATION

         The Partnership had two reportable segments, during 1998 hotel operations and commercial rental operations. The Partnership evaluates performance based on net operating income, which is income from operations before depreciation, amortization, interest, gain on sale of properties, extraordinary and non-operating items. Hotel operations include the restaurants (which are located in the hotels) and the boat basin. The hotel properties were sold on June 10, 1998.

         Segment information for the years 1999 and 1998 is shown in the tables below (in thousands).

                                                             Commercial           Hotel
                                                             Operations        Operations          Other           Total
                                                           ----------------  ----------------  --------------  ---------------

            Year Ended December 31, 1999:
            Revenue                                        $         4,396   $             -   $           -   $        4,396
            Depreciation                                               568                 -               -              568
            Amortization                                                99                 -               -               99
            Partnership administration fee                               -                 -             285              285
            Income (loss) from operations                            1,971                 -           (285)            1,686
            Identifiable assets                                     22,534                 -               -           22,534
            Capital expenditures                                        72                 -               -               72
                                                             Commercial           Hotel
                                                             Operations        Operations          Other           Total
                                                           ----------------  ----------------  --------------  ---------------
            Year Ended December 31, 1998:

            Revenue                                        $         4,021   $         1,510   $           -   $        5,531
            Depreciation                                               583                 -               -              583
            Amortization                                               106                57               -              163
            Partnership administration fee                               -                 -             269              269
            Income (loss) from operations                            1,822           (1,847)           (269)            (294)
            Identifiable assets                                     21,837                 -               -           21,837
            Capital expenditures                                        45               819               -              864

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1999 or 1998 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act.


         The Registrant has no officers or directors. The General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2000, the names of the directors and executive officers of the General Partner and the position held by each of them, are as follows:

                          Position Held with the                         Has Served as a Director or
Name                      Managing General Partner                       Officer Since
----                      ------------------------                       -------------
Michael L. Ashner         Chief Executive Officer and Director           1-96

Thomas C. Staples         Chief Financial Officer                        1-99

Peter Braverman           Executive Vice President and Director          1-96

Patrick J. Foye           Vice President - Residential and Director      10-98

Carolyn Tiffany           Chief Operating Officer and Clerk              10-95

         Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 44, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 48, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and

Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Patrick J. Foye, age 42, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; and Winthrop Growth Investors I Limited Partnership.

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

Item 12. Certain Relationships and Related Transactions.

         The Registrant, the Operating Partnership and Sherburne have incurred charges by and commitments to companies affiliated by common ownership and management with the General Partner. Related party transactions with WFA and its affiliates included the following for the years ended December 31, 1999 and 1998:


                   Type of Fee                     1999              1998
                   -----------                     ----              ----

Partnership Administration Fee                     $285,000           $269,000
Management Fees                                      85,000             87,000
Reimbursement for administrative expenses            49,000             51,000
Transaction Fee for Sale                                 --            384,000

         During 1998, the Registrant also rented certain facilities from affiliates of WFA. These rents amounted to approximately $9,000 for 1998.

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

         Profits and losses of the Registrant from normal operations had been allocated 95% to the Limited Partners and 5% to Three Winthrop from January 1, 1994 through November 8, 1996. In connection with the Rights offering, however, the Agreement of Limited Partnership of the Registrant was amended and restated to provide for, among other things, (i) losses to be allocated 5% to the general partners and 95% to the limited partners (including the holders of Preferred Units) in proportion to and to the extent of the limited partners' positive capital account balances, (ii) a cumulative preferred annual return of 8% per Preferred Unit which is to be paid out of available cash flow, and (iii) a priority distribution to holders of Preferred Units from net proceeds from a capital transaction or upon liquidation of Registrant (which distribution is prior to any distributions on account of non-preferred limited partnership interests and to the general partner) equal to 250% of the initial capital invested by such holders for each Preferred Unit. This priority return was fully satisfied in June 1998 from the proceeds of the sale of Sherburne's properties other than the Retail Properties and the Preferred Units were retired.

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

                                     NANTUCKET ISLAND ASSOCIATES
                                     LIMITED PARTNERSHIP

                                     By:      THREE WINTHROP PROPERTIES, INC.
                                              Managing General Partner


                                              By: /s/   Michael L. Ashner
                                                -------------------------
                                                       Michael Ashner
                                                       Chief Executive Officer

                                                       Date:  March 29, 2000

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

Signature/Name                             Title                                        Date
--------------                             -----                                        ----

/s/ Michael Ashner                         Chief Executive Officer                      March 29, 2000
------------------
Michael Ashner                              and Director

/s/ Thomas Staples                         Chief Financial Officer                      March 29, 2000
------------------
Thomas Staples

/s/ Peter Braverman                        Executive Vice President                     March 29, 2000
------------------
Peter Braverman                             and Director

                                Index to Exhibits

Number                                                   Exhibit                             Page
------                                                   -------                             ----


3,4.     Amended and Restated Limited Partnership Agreement of Nantucket Island                  (3)
         Associates Limited Partnership dated November 8, 1996

4.       Amended and Restated Certificate of Limited Partnership of Nantucket                    (1)
         Island Associates Limited Partnership, as filed with Secretary of State of Delaware on April 23, 1987

10(a)    Collateral Assignment of Contracts by and between NIA Operating                         (2)
         Associates Limited Partnership, Sherburne Associates and Bankers Trust
         Company dated as of April 28, 1989

10(b)    Hazardous Substance Agreement and Indemnity from Sherburne Associates,                  (2)
         Sherburne Associates Realty Trust and Winthrop Financial Associates, A
         Limited Partnership to Bankers Trust Company dated April 28, 1989

10(c)    Note, dated February 26, 1997, in the principal amount of $24,200,000,                  (5)
         from Sherburne Associates and Sherburne Associates Realty Trust to The
         First National Bank of Boston ("Bank of Boston")

10(d)    Loan Agreement, dated February 26, 1997, between Sherburne Associates                   (5)
         Realty Trust and Sherburne Associates, as borrowers, and Bank of
         Boston, as lender

10(e)    Mortgage and Security Agreement, dated as of February 26, 1997, among                   (5)
         Sherburne Associates Realty Trust and Sherburne Associates, and Bank of
         Boston

10(f)    Indemnity Agreement Regarding Hazardous Materials, dated as of February                 (5)
         26, 1997, among Sherburne Associates Realty Trust and Sherburne
         Associates, and Bank of Boston

10(g)    Unconditional Guaranty of Payment and Performance from the Registrant                   (5)
         to Bank of Boston with respect to the loan from Bank of Boston to
         Sherburne Associates Realty Trust and Sherburne Associates.

16       Letter dated October 3, 1996 from KPMG Peat Marwick LLP.                                (4)

27       Financial Data Schedule                                                                  36


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