Form 10QSB
period 2000-03-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2000-05-15
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865

                 Nantucket Island Associates Limited Partnership
       (Exact name of small business issuer as specified in its charter)


          Massachusetts                               04-2948435
   ------------------------------           -------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


    Five Cambridge Center, Cambridge, MA              02142-1493
 -----------------------------------------   ----------------------------------
 (Address of principal executive office)              (Zip Code)


 Registrant's telephone number, including area code      (617) 234-3000
                                                      -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ------    ------




                                     1 of 12



        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)

(In thousands, except unit data)
                                                                                        March 31,        December 31,
                                                                                          2000              1999
 Assets                                                                             ---------------     --------------
Cash and cash equivalents                                                            $       4,411      $        100
Restricted cash                                                                                  -             3,077
Accounts receivable                                                                            138                54
Real estate tax escrow and other current assets                                                481               574
                                                                                    --------------       -----------

      Total current assets                                                                   5,030             3,805

Property and equipment, net of accumulated depreciation
   of $7,379 (2000) and $7,238 (1999)                                                       17,621            17,757

Deferred rent receivable                                                                       371               353
Deferred costs, net of accumulated amortization of
   $1,197 (2000) and $1,072 (1999)                                                           1,238               619
                                                                                    --------------       -----------

         Total assets                                                               $       24,260       $    22,534
                                                                                    ==============       ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and other liabilities                                              $          790       $       729
Current maturity of  long-term debt and accrued interest                                       129               296
Related party note payable                                                                   1,300             1,300
                                                                                    --------------       -----------

      Total current liabilities                                                              2,219             2,325

Long-term debt and accrued interest                                                         18,660            11,647
                                                                                    --------------       -----------

         Total liabilities                                                                  20,879            13,972
                                                                                    --------------       -----------

Commitments and Contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
      issued, and outstanding                                                               14,507            19,625

      General partners' (deficit)                                                          (11,126)          (11,063)
                                                                                   ---------------       -----------

         Total partners' equity                                                              3,381             8,562
                                                                                   ---------------       -----------

         Total liabilities and partners' equity                                    $        24,260       $    22,534
                                                                                   ===============       ===========


                 See notes to consolidated financial statements.

                                     2 of 12




        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2000

Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                                                       For the Three Months Ended
                                                                                 March 31, 2000         March 31, 1999
                                                                               -------------------     ------------------
Revenue:

      Commercial rental operations                                              $              716     $              738
                                                                               -------------------     ------------------

         Total revenue                                                                         716                    738
                                                                               -------------------     ------------------

Operating expenses:

      Commercial rental                                                                         60                     72
      Real estate taxes and insurance                                                          158                    182
      General and administrative                                                               103                     52
      Repairs and maintenance                                                                   17                     20
      Utilities                                                                                 15                     11
      Management fees                                                                           87                     83
      Amortization                                                                              64                     25
      Depreciation                                                                             142                    143
                                                                               -------------------     ------------------

         Total operating expenses                                                              646                    588
                                                                               -------------------     ------------------

Income from operations                                                                          70                    150
                                                                               -------------------     ------------------

Other income (expense):
      Interest income                                                                           88                     25
      Interest expense                                                                        (435)                  (233)
      Gain on sale of property                                                                   -                    123
                                                                               --------------------    ------------------

         Total (expense), net                                                                 (347)                   (85)
                                                                               --------------------    ------------------

Net (loss) income                                                              $              (277)    $               65
                                                                               ====================    ==================

Net (loss) income allocated to general partners                                $               (14)    $              120
                                                                               ====================    ==================

Net loss allocated to limited partners                                         $              (263)    $              (55)
                                                                               ===================     ==================

Net Loss per Limited Partnership Unit                                          $           (335.03)    $           (70.06)
                                                                               ===================     ==================

Distributions per unit of Limited Partnership Interest                         $          6,184.71     $                -
                                                                               ===================     ==================




                 See notes to consolidated financial statements.

                                     3 of 12


        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2000

Consolidated Statement of Changes in Partners' Equity (Deficit) (Unaudited)

(In thousands, except unit data)


                                             Units of                Investor
                                              Limited                Limited                  General                 Total
                                            Partnership             Partners'                Partners'              Partners'
                                             Interest                 Equity                  Deficit                Equity
                                         --------------         ----------------        ----------------      ------------------

Balance - January 1, 2000                         785           $       19,625          $      (11,063)        $         8,562

      Distribution                                  -                   (4,855)                    (49)                 (4,904)

      Net loss                                      -                     (263)                    (14)                   (277)
                                         --------------         ----------------        -----------------     -----------------

Balance - March 31, 2000                          785           $       14,507          $      (11,126)        $         3,381
                                         ==============         ================        =================     ==================


                See notes to consolidated financial statements.

                                    4 of 12



        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2000

Consolidated Statements of Cash Flows  (Unaudited)

(In thousands)                                                                         For the Three Months Ended
                                                                                March 31, 2000           March 31, 1999
                                                                               ---------------          ----------------

Cash Flows from Operating Activities:

Net (loss) income                                                               $      (277)             $          65
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
      Depreciation and amortization                                                     266                        178
      Gain on sale of property                                                            -                       (123)

Changes in assets and liabilities:
      Accounts receivable                                                               (84)                        (2)
      Real estate tax escrow and other current assets                                    93                         85
      Deferred rent receivable                                                          (18)                       (60)
      Accounts payable and other liabilities                                             61                       (125)
                                                                               ---------------           ---------------
      Net cash provided by operating activities                                          41                         18
                                                                               ---------------           ---------------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                                            (5)                        (2)
      Decrease (increase) in restricted cash reserves                                 3,077                       (334)
      Net proceeds from sale of property                                                  -                        390
                                                                               ----------------          ---------------
      Net cash provided by investing activities                                       3,072                         54
                                                                               ----------------          ---------------

Cash Flows from Financing Activities:

      Satisfaction of mortgage payable                                              (11,624)                        -
      Proceeds from mortgage refinancing                                             18,500                         -
      Principal payments on long-term debt                                              (30)                       (72)
      Deferred costs paid                                                              (744)                        -
      Distribution to partners                                                       (4,904)                        -
                                                                               ----------------          ---------------

      Net cash provided by (used in) financing activities                             1,198                        (72)
                                                                               ----------------          ---------------

Net change in cash and cash equivalents                                               4,311                          -

Cash and cash equivalents, beginning of period                                          100                        100
                                                                               ----------------          ---------------

Cash and cash equivalents, end of period                                        $     4,411              $         100
                                                                               ================          ===============

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                                    $       293              $         208
                                                                               ================          ===============

                 See notes to consolidated financial statements.

                                     5 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except for as described in note 3. Certain amounts have been reclassified to conform to the March 31, 2000 presentation. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

         Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds; and second, to any partner having a negative balance in their capital account.

         The results of operations for the three months ended March 31, 2000 and 1999 are not indicative of the results to be expected for the full year, due to the seasonal nature of the Partnership's business and the sale of properties.

2.       Related Party Transactions

         The following transactions with affiliates of the General Partner were charged to expense during the three month periods ended March 31, 2000 and 1999:


                                                                    For the Three Months Ended
                                                                             March 31,
                                                                -------------------------------------
                                                                       2000                1999
                                                                -----------------   -----------------

              Partnership administration fee                    $      75,000       $      71,000
              Management fee                                           11,000              11,000
              Reimbursement for administration expenses                10,000              23,000
              Interest expense                                         19,000              19,000


         An affiliate of the General Partner earned approximately $185,000 in refinancing fees during the three months ended March 31, 2000.

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

                                     6 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Contingent Purchase Price Payments

         Contingent Purchase Price Payments were not required on the sale of the property described in Note 3. Based on the fair value of the remaining properties the Partnership believes that it will not be obligated to make any Contingent Purchase Price Payments upon sale of the remaining properties.

5.       Restricted Cash

         As a result of the refinancing on February 2, 2000, the Partnership is no longer required to maintain restricted cash. Restricted cash at December 31, 1999 represents funds provided for and maintained by the Partnership pursuant to the mortgage note payable agreement to meet future capital requirements, debt service payments and operational needs.

6.       Mortgage Loan

         On February 2, 2000, the Partnership refinanced the $12,000,000 floating rate loan secured by the properties. The new mortgage loan, in the amount of $18,500,000, requires monthly payments of interest at 9.03% and principal based on a 30 year amortization schedule and matures in March 2010, with a balloon payment of approximately $16,968,000. Monthly principal and interest payments are $149,255. An additional $53,560 per month payment is required for real estate tax escrows and reserves. The Partnership incurred approximately $821,000 in fees and expenses in connection with the refinancing. Prepayment of the loan is permitted only if certain conditions required by the loan agreement are met after the third year of the loan. The General Partner has guaranteed $5,000,000 of the loan. The Partnership received approximately $5,519,000 after the satisfaction of the former loan, payment of closing costs, escrows and reserves.



                                     7 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2000

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

           The level of liquidity based upon the Registrant's cash and cash equivalents experienced an increase of $4,311,000 as compared to December 31, 1999. The increase in cash and cash equivalents of $4,311,000 was provided by $3,072,000 of investing activities, $1,198,000 of financing activities and $41,000 of cash provided from operating activities. Investing activities consisted primarily of a $3,077,000 decrease in restricted cash reserves due to a release of the cash restrictions by the new lender. Financing activities consisted of $18,500,000 of proceeds from the mortgage refinancing which were partially offset by the $11,624,000 paid in satisfaction of the mortgage payable, $30,000 of principal payments on long-term debt, $744,000 of deferred costs paid to refinance the mortgage and $4,904,000 of cash distributions paid to the partners. At March 31, 2000 the Registrant's cash balance was $4,411,000. The cash balance is invested in a money market account.

           As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $3,500,000 over the next five years for bulkhead replacement. The Registrant expects to utilize either proceeds from the refinancing of the Registrant's properties (as discussed below) or cash flow from operations to fund these improvements.




                                     8 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2000

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

           On February 2, 2000, the Registrant refinanced the $12,000,000 floating rate loan, which was scheduled to mature in June 2001 with a new loan secured by the properties in the amount of $18,500,000. The new loan, which requires monthly payments of interest at 9.03% and principal based on a 30 year amortization schedule, matures in March 2010, with a balloon payment of approximately $16,968,000. Monthly principal and interest payments are $149,255. An additional $53,560 per month payment is required for real estate tax escrows and reserves. The Registrant incurred approximately $821,000 in fees and expenses in connection with the refinancing. Prepayment of the loan is permitted, only if certain conditions required by the loan agreement are met after the third year of the loan. The General Partner has guaranteed $5,000,000 of the loan. The Registrant received approximately $5,519,000 after the satisfaction of the former loan, payment of closing costs, escrows and reserves. A distribution of $4,904,000 was made to the partners from the refinancing proceeds in March 2000. The limited partners received $4,855,000 ($6,185 per unit) and the general partner received $49,000.

           There are four lawsuits, each purporting to represent a class of investor limited partners against the Registrant, its general partners and certain related and unrelated parties. The lawsuits claim unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, fraud, deceit, misrepresentation, conspiracy, breach of contract, negligence, and violation of Massachusetts consumer protection laws on behalf of themselves and the purported class. The plaintiffs appear to contend in substance, that a 1996 offering of preferred limited partnership units in the Registrant and the subsequent sale of certain Registrant assets violated their rights as limited partners. The lawsuits are in their early stages and it is not possible to predict the likely outcome of these actions at this time. The General Partner, however, believes that these actions are without merit and intends to vigorously defend these actions.

           Results of Operations

           The Registrant experienced a net loss of $277,000 for the three months ended March 31, 2000, as compared to net income of $65,000 for 1999 as a result of slight decrease in total revenue and increases in expenses.

           Operating expenses increased by $58,000 for the three months ended March 31, 2000 as compared to 1999 primarily due to increases in general and administrative expense and amortization expense which were partially offset by decreases in commercial rental and real estate taxes and insurance. General and administrative expenses increased by $51,000 primarily due to increases in legal expenses. Amortization expense increased by $39,000 primarily due to the write-off of deferred costs related to the former mortgage. Interest expense increased by $202,000 due to increased mortgage balance upon refinancing and the write-off deferred mortgage costs of $61,000.



                                     9 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2000

Item 2.    Management's Discussion and Analysis or Plan of Operation (Continued)
           ---------------------------------------------------------------------

           Results of Operations (Continued)

           Other income/(expense) increased by $262,000 as a result of recognition of gain of $123,000 on sale of properties during the three months ended March 31, 1999 and increase in interest expense of $202,000, which more than offset an increase in interest income of $63,000.

           The results of operations in future periods may differ from the results of operations for the period ended March 31, 2000 as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.





                                    10 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2000


Item 2.    Exhibits and Reports on Form 8-K.

           (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           (b) Reports on Form 8K: No report on Form 8-K was filed during the period.



                                    11 of 12

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2000

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



                              Dated: May 12, 2000


                                    12 of 12