Form 10QSB
period 2000-06-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2000-08-14
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865

                 Nantucket Island Associates Limited Partnership
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Massachusetts                               04-2948435
---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
       incorporation or organization)

 Five Cambridge Center, Cambridge, MA                    02142-1493
---------------------------------------     ------------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code       (617) 234-3000
                                                       ------------------

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

                            FORM 10-QSB JUNE 30, 2000

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)
                                                                 JUNE 30,        DECEMBER 31,
ASSETS                                                             2000             1999
                                                                ----------       ------------
Cash and cash equivalents                                       $    4,156        $     100
Restricted cash                                                         --            3,077
Accounts receivable                                                    192               54
Real estate tax escrow and other current assets                        408              574
                                                                ----------        ---------

      Total current assets                                           4,756            3,805

Property and equipment, net of accumulated depreciation
   of $7,521 (2000) and $7,238 (1999)                               17,505           17,757

Deferred rent receivable                                               389              353
Deferred costs, net of accumulated amortization of
   $1,236 (2000) and $1,072 (1999)                                   1,200              619
                                                                ----------        ---------

          Total assets                                          $   23,850        $  22,534
                                                                ==========        =========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and other liabilities                          $      742        $     729
Current maturity of  long-term debt                                    124              296
Related party note payable                                           1,300            1,300
                                                                ----------        ---------

      Total current liabilities                                      2,166            2,325

Long-term debt                                                      18,634           11,647
                                                                ----------        ---------

          Total liabilities                                         20,800           13,972
                                                                ----------        ---------

Commitments and Contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
      issued, and outstanding                                       14,192           19,625

      General partners' deficit                                    (11,142)         (11,063)
                                                                ----------        ---------

          Total partners' equity                                     3,050            8,562
                                                                ----------        ---------

          Total liabilities and partners' equity                $   23,850        $  22,534
                                                                ==========        =========


                 See notes to consolidated financial statements.


                                     2 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2000

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)                                   FOR THE SIX MONTHS ENDED
                                                                 JUNE 30, 2000   JUNE 30, 1999
                                                                 -------------   -------------


Revenue:

      Commercial rental operations                                $    1,445        $   1,461
                                                                  ----------        ---------

         Total revenue                                                 1,445            1,461
                                                                  ----------        ---------

Operating expenses:

      Commercial rental                                                  151              160
      Real estate taxes and insurance                                    317              368
      General and administrative                                         195              121
      Repairs and maintenance                                             69               85
      Utilities                                                           27               22
      Management fees                                                    175              166
      Amortization                                                        64               49
      Depreciation                                                       283              286
                                                                  ----------        ---------

         Total operating expenses                                      1,281            1,257
                                                                  ----------        ---------

Income from operations                                                   164              204
                                                                  ----------        ---------

Other income (expense):
      Interest income                                                    145               49
      Interest expense                                                  (825)            (464)
      Gain on sale of property                                            --              123
                                                                  ----------        ---------

         Total (expense), net                                           (680)            (292)
                                                                  ----------        ---------

Net loss before extraordinary loss                                      (516)             (88)

Extraordinary loss on extinguishment of debt                             (92)              --
                                                                  ----------        ---------

Net loss                                                          $     (608)       $     (88)
                                                                  ==========        =========

Net (loss) income allocated to general partners                   $      (30)       $     113
                                                                  ==========        =========

Net loss allocated to limited partners                            $     (578)       $    (201)
                                                                  ==========        =========

Net loss per limited partnership unit:

      Loss before extraordinary item                              $  (624.21)       $ (256.05)

      Extraordinary item - loss on extinguishment of debt            (112.10)              --
                                                                  ----------        ---------

      Net loss                                                    $  (736.31)       $ (256.05)
                                                                  ==========        =========

Distributions per unit of Limited Partnership Interest            $ 6,184.71        $      --
                                                                  ==========        =========


                 See notes to consolidated financial statements.


                                     3 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2000

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                  FOR THE THREE MONTHS ENDED
                                             JUNE 30, 2000         JUNE 30, 1999
                                             -------------         -------------

Revenue:

      Commercial rental operations             $    729               $    723
                                               --------               --------

         Total revenue                              729                    723
                                               --------               --------

Operating expenses:

      Commercial rental                              91                     88
      Real estate taxes and insurance               159                    186
      General and administrative                     92                     69
      Repairs and maintenance                        52                     65
      Utilities                                      12                     11
      Management fees                                88                     83
      Amortization                                   34                     24
      Depreciation                                  141                    143
                                               --------               --------

         Total operating expenses                   669                    669
                                               --------               --------

Income from operations                               60                     54
                                               --------               --------

Other income (expense):
      Interest income                                57                     24
      Interest expense                             (448)                  (231)
                                               --------               --------

         Total (expense), net                      (391)                  (207)
                                               --------               --------

Net loss                                       $   (331)              $   (153)
                                               ========               ========

Net loss allocated to general partners         $    (16)              $     (7)
                                               ========               ========

Net loss allocated to limited partners         $   (315)              $   (146)
                                               ========               ========

Net loss per limited partnership unit          $(401.27)              $(185.99)
                                               ========               ========


                 See notes to consolidated financial statements.


                                     4 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2000

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                          UNITS OF       INVESTOR
                                          LIMITED         LIMITED         GENERAL       TOTAL
                                        PARTNERSHIP      PARTNERS'       PARTNERS'     PARTNERS'
                                          INTEREST        EQUITY          DEFICIT       EQUITY
                                        -----------     -----------     ----------   -------------
Balance - January 1, 2000                     785         $ 19,625      $ (11,063)     $  8,562

      Distribution                                          (4,855)           (49)       (4,904)
      Net loss                                                (578)           (30)         (608)
                                          -------         --------      ---------      --------

Balance - June 30, 2000                       785         $ 14,192      $ (11,142)     $  3,050
                                          =======         ========      =========      ========


                 See notes to consolidated financial statements.


                                     5 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2000

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

(IN THOUSANDS)                                                  FOR THE SIX
                                                                MONTHS ENDED
                                                              JUNE 30,  JUNE 30,
                                                                2000     1999
                                                            ----------  --------

Cash Flows from Operating Activities:

Net loss                                                     $   (608)   $ (88)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
      Depreciation and amortization                               355      356
      Gain on sale of property                                      -     (123)
      Extraordinary loss on extinguishment of debt                 92        -

Changes in assets and liabilities:
      Accounts receivable                                        (138)     (61)
      Real estate tax escrow and other current assets             166      265
      Deferred rent receivable                                    (36)     (96)
      Accounts payable and other liabilities                       13     (124)
                                                             --------    -----

      Net cash (used in) provided by operating activities        (156)     129
                                                             --------    -----

Cash Flows from Investing Activities:

      Expenditures for property and equipment                     (31)     (32)
      Decrease (increase) in restricted cash reserves           3,077     (347)
      Net proceeds from sale of property                            -      390
                                                             --------    -----

      Net cash provided by investing activities                 3,046       11
                                                             --------    -----

Cash Flows from Financing Activities:

      Satisfaction of mortgage payable                        (11,624)       -
      Proceeds from mortgage refinancing                       18,500        -
      Principal payments on long-term debt                        (61)    (140)
      Deferred costs paid                                        (745)       -
      Distribution to partners                                 (4,904)       -
                                                             --------    -----

      Net cash provided by (used in) financing activities       1,166     (140)
                                                             --------    -----

Net change in cash and cash equivalents                         4,056        -

Cash and cash equivalents, beginning of period                    100      100
                                                             --------    -----

Cash and cash equivalents, end of period                     $  4,156    $ 100
                                                             ========    =====

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                 $    725    $ 410
                                                              ========   =====


                 See notes to consolidated financial statements.

                                     6 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except for as described in Note 3. Certain amounts have been reclassified to conform to the June 30, 2000 presentation. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

         Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds; and second, to any partner having a negative balance in their capital account.

         The results of operations for the three and six months ended June 30, 2000 and 1999 are not indicative of the results to be expected for the full year due to the seasonal nature of the Partnership's business and the sale of properties.

2.       RELATED PARTY TRANSACTIONS

         The following transactions with affiliates of the General Partner were charged to expense during the six month periods ended June 30, 2000 and 1999:

                                                    For the Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                       2000          1999
                                                       ----          ----

         Partnership administration fee             $ 151,000    $ 142,000
         Management fee                                24,000       24,000
         Reimbursement for administrative expenses     24,000       33,000
         Interest expense                              39,000       39,000

         An affiliate of the General Partner earned approximately $185,000 in refinancing fees during the six months ended June 30, 2000.



                                    7 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

6.       RESTRICTED CASH

         As a result of the refinancing on February 2, 2000, the Partnership is no longer required to maintain restricted cash. Restricted cash at December 31, 1999 represents funds provided for and maintained by the Partnership pursuant to the mortgage note payable agreement to meet future capital requirements, debt service payments and operational needs.

7.       EXTRAORDINARY LOSS

         The unamortized deferred costs of $92,000, on the refinanced loan were expensed as an extraordinary loss on extinguishment of debt during the six months ended June 30, 2000.




                                     8 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2000


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

           The level of liquidity based upon the Registrant's cash and cash equivalents experienced an increase of $4,056,000 at June 30, 2000, as compared to December 31, 1999. The increase in cash and cash equivalents of $4,056,000 was provided by $3,046,000 of investing activities and $1,166,000 of financing activities, which was partially offset by $156,000 of cash used in operating activities. Investing activities consisted of a $3,077,000 decrease in restricted cash reserves due to a release of the cash restrictions by the new lender which was partially offset by $31,000 of improvements to property and equipment. Financing activities consisted of $18,500,000 of proceeds from the mortgage refinancing, which were partially offset by the $11,624,000 satisfaction of the mortgage payable, $61,000 of principal payments, $745,000 of deferred costs paid to refinance the debt and $4,904,000 of cash distributions paid to the partners. At June 30, 2000 the Registrant's cash balance was $4,156,000. The cash balance is primarily invested in a money market accounts.

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




                                     9 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2000


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Liquidity and Capital Resources (Continued)

           On February 2, 2000, the Registrant refinanced the $12,000,000 floating rate loan, which was scheduled to mature in June 2001 with a new loan secured by the properties in the amount of $18,500,000. The new loan, which requires monthly payments of interest at 9.03% and principal based on a 30 year amortization schedule, matures in March 2010, with a balloon payment of approximately $16,968,000. Monthly principal and interest payments are $149,255. An additional $53,560 per month payment is required for real estate tax escrows and reserves. The Registrant incurred approximately $821,000 in fees and expenses in connection with the refinancing. Prepayment of the loan is permitted only if certain conditions required by the loan agreement are met after the third year of the loan. The General Partner has guaranteed $5,000,000 of the loan. The Registrant received approximately $5,519,000 after the satisfaction of the former loan, payment of closing costs, escrows and reserves. A distribution of $4,904,000 was made to the partners from the refinancing proceeds in March 2000. The limited partners received approximately $4,855,000 ($6,185 per unit) and the general partners received $49,000.

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

           Results of Operations

           The Registrant experienced a net loss before extraordinary loss of $516,000 for the six months ended June 30, 2000, as compared to net loss of $88,000 for 1999 as a result of a slight decrease in revenue and an increase in expenses.

           Operating expenses increased by $24,000 for the six months ended June 30, 2000 as compared to 1999 primarily due to increases in general and administrative expense and amortization expense which were partially offset by decreases in commercial rental, repairs and maintenance, real estate taxes and insurance. General and administrative expenses increased by $74,000 primarily due to increases in legal expenses. Amortization expense increased by $15,000 primarily due to the increase in deferred costs related to the refinanced loan.




                                    10 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2000


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Results of Operations (Continued)

           Other expense increased by $388,000 as a result of an increase in interest expense of $361,000 which more than offset an increase in interest income of $96,000. In addition, the Registrant recognized a gain of $123,000 on sale of a property during the six months ended June 30, 1999. Interest expense increased by $361,000 due to an increase in the mortgage balance upon refinancing.

           The results of operations in future periods may differ from the results of operations for the period ended June 30, 2000 as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.




























                                    11 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2000


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

                            FORM 10-QSB JUNE 30, 2000

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

                            BY:      THREE WINTHROP PROPERTIES, INC.
                                     -------------------------------
                                     Managing General Partner




                                     BY:   /s/ Michael L. Ashner
                                           ------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer




                                     BY:   /s/ Thomas Staples
                                           ------------------------
                                           Thomas Staples
                                           Chief Financial Officer



                                     Dated:   August 14, 2000



















                                    13 of 13