Form 10QSB
period 2000-09-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2000-11-13
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865

                 Nantucket Island Associates Limited Partnership
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Massachusetts                             04-2948435
---------------------------------------   -------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

 Five Cambridge Center, Cambridge, MA                  02142-1493
---------------------------------------   -------------------------------------
(Address of principal executive office)                (Zip Code)



Registrant's telephone number, including area code   (617) 234-3000
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


                                     1 of 13

NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
----------------------------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                  SEPTEMBER 30,        DECEMBER 31,
Assets                                                                                2000                1999
                                                                                  -------------        ------------
Cash and cash equivalents                                                         $       5,746        $        100
Restricted cash                                                                            --                 3,077
Accounts receivable                                                                          60                  54
Real estate tax escrow and other current assets                                             318                 574
                                                                                  -------------        ------------
      Total current assets                                                                6,124               3,805

Property and equipment, net of accumulated depreciation
   of $7,663 (2000) and $7,238 (1999)                                                    17,389              17,757
Deferred rent receivable                                                                    371                 353
Deferred costs, net of accumulated amortization of
   $1,275 (2000) and $1,072 (1999)                                                        1,161                 619
                                                                                  -------------        ------------
      Total assets                                                                $      25,045        $     22,534
                                                                                  =============        ============

Liabilities and Partners' Equity


Accounts payable and other liabilities                                            $         780        $        729
Current maturity of long-term debt                                                          121                 296
Related party note payable                                                                1,300               1,300
                                                                                  -------------        ------------
      Total current liabilities                                                           2,201               2,325

Long-term debt                                                                           18,608              11,647
                                                                                  -------------        ------------
      Total liabilities                                                                  20,809              13,972
                                                                                  -------------        ------------

Commitments
Partners' equity:
      Limited partners equity, 785 units authorized, issued,
         and outstanding                                                                 15,195              19,625
      General partners' deficit                                                         (10,959)            (11,063)
                                                                                  -------------        ------------
      Total partners' equity                                                              4,236               8,562
                                                                                  -------------        ------------
      Total liabilities and partners' equity                                      $      25,045        $     22,534
                                                                                  =============        ============


                 See notes to consolidated financial statements.

                                     2 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)


(IN THOUSANDS, EXCEPT UNIT DATA)                                       FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                                          2000             1999
                                                                  -----------------   -----------------
Revenue:
      Commercial rental operations                                $          3,568    $          3,531
                                                                  -----------------   -----------------

         Total revenue                                                       3,568               3,531
                                                                  -----------------   -----------------

Operating expenses:
      Commercial rental                                                        243                 258
      Real estate taxes and insurance                                          478                 538
      General and administrative                                               282                 250
      Repairs and maintenance                                                   95                 113
      Utilities                                                                 40                  32
      Management fees                                                          296                 281
      Amortization                                                              99                  74
      Depreciation                                                             425                 430
                                                                  -----------------   -----------------

         Total operating expenses                                            1,958               1,976
                                                                  -----------------   -----------------

Income from operations                                                       1,610               1,555
                                                                  -----------------   -----------------

Other income (expense):
      Interest income                                                          205                  82
      Interest expense                                                      (1,276)               (705)
      Gain on sale of properties                                               131                 142
                                                                  -----------------   -----------------

         Total other (expense) income, net                                    (940)               (481)
                                                                  -----------------   -----------------

Net income before extraordinary loss                                           670               1,074

Extraordinary loss on extinguishment of debt                                   (92)                  -
                                                                  -----------------   -----------------

Net income                                                        $            578    $          1,074
                                                                  =================   =================

Net income allocated to general partners                          $            153    $            189
                                                                  =================   =================

Net income allocated to limited partners                          $            425    $            885
                                                                  =================   =================

Net income (loss) per limited partnership unit:

      Income before extraordinary item                            $         652.74    $       1,127.39

      Extraordinary item - loss on extinguishment of debt                  (111.34)                  -
                                                                  -----------------   -----------------

      Net income                                                  $         541.40    $       1,127.39
                                                                  =================   =================

Distributions per unit of Limited Partnership Interest            $       6,184.71    $              -
                                                                  =================   =================



                 See notes to consolidated financial statements.

                                     3 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)


(IN THOUSANDS, EXCEPT UNIT DATA)                            FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                               2000                 1999
                                                         -----------------    -----------------
Revenue:
      Commercial rental operations                       $          2,123     $          2,070
                                                         -----------------    -----------------

         Total revenue                                              2,123                2,070
                                                         -----------------    -----------------

Operating expenses:

      Commercial rental                                                92                   98
      Real estate taxes and insurance                                 161                  170
      General and administrative                                       87                  129
      Repairs and maintenance                                          26                   28
      Utilities                                                        13                   10
      Management fees                                                 121                  115
      Amortization                                                     35                   25
      Depreciation                                                    142                  144
                                                         -----------------    -----------------

         Total operating expenses                                     677                  719
                                                         -----------------    -----------------

Income from operations                                              1,446                1,351
                                                         -----------------    -----------------

Other income (expense):
      Interest income                                                  60                   33
      Interest expense                                               (451)                (241)
      Gain on sale of properties                                      131                   19
                                                         -----------------    -----------------

         Total other (expense) income, net                           (260)                (189)
                                                         -----------------    -----------------

Net income                                               $          1,186     $          1,162
                                                         =================    =================

Net income allocated to general partners                 $            183     $             76
                                                         =================    =================

Net income allocated to limited partners                 $          1,003     $          1,086
                                                         =================    =================

Net income per limited partnership unit                  $       1,277.70     $       1,383.44
                                                         =================    =================




                 See notes to consolidated financial statements.

                                     4 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                        FORM 10 - QSB SEPTEMBER 30, 2000
                        --------------------------------


CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                   UNITS OF               INVESTOR
                                    LIMITED               LIMITED                 GENERAL                 TOTAL
                                  PARTNERSHIP            PARTNERS'               PARTNERS'              PARTNERS'
                                   INTEREST                EQUITY                 DEFICIT                 EQUITY
                               -----------------   ----------------------   -------------------   ----------------------
Balance - January 1, 2000                   785    $              19,625    $          (11,063)   $               8,562

  Distribution                                                    (4,855)                  (49)                  (4,904)
  Net income                                                         425                   153                      578
                               -----------------   ----------------------   -------------------   ----------------------

Balance - September 30, 2000                785    $              15,195    $          (10,959)   $               4,236
                               =================   ======================   ===================   ======================


                 See notes to consolidated financial statements.

                                     5 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


(IN THOUSANDS)                                                                          FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                                                       2000                    1999
                                                                               --------------------    --------------------
Cash Flows from Operating Activities:
Net income                                                                     $                578    $              1,074
Adjustments to reconcile net income to net cash provided by
 operating activities:
      Depreciation and amortization                                                             536                     533
      Gain on sale of properties                                                               (131)                   (142)
      Extraordinary loss on extinguishment of debt                                               92                       -

Changes in assets and liabilities:
      Accounts receivable                                                                        (6)                     13
      Real estate tax escrow and other current assets                                           256                    (105)
      Deferred rent receivable                                                                  (18)                    (91)
      Accounts payable and other liabilities                                                     51                     (87)
                                                                               --------------------    --------------------
      Net cash provided by operating activities                                               1,358                   1,195
                                                                               --------------------    --------------------

Cash Flows from Investing Activities:
      Expenditures for property and equipment                                                   (57)                    (49)
      Decrease (increase) in restricted cash reserves                                         3,077                  (1,345)
      Net proceeds from sale of properties                                                      131                     410
                                                                               --------------------    --------------------
      Net cash provided by (used in) investing activities                                     3,151                    (984)
                                                                               --------------------    --------------------

Cash Flows from Financing Activities:

      Satisfaction of mortgage payable                                                      (11,624)                      -
      Proceeds from mortgage refinancing                                                     18,500                       -
      Principal payments on long-term debt                                                      (90)                   (211)
      Deferred costs paid                                                                      (745)                      -
      Distribution to partners                                                               (4,904)                      -
                                                                               --------------------    --------------------
      Net cash provided by (used in) financing activities                                     1,137                    (211)
                                                                               --------------------    --------------------

Net increase in cash and cash equivalents                                                     5,646                       -

Cash and cash equivalents, beginning of period                                                  100                     100
                                                                               ====================    ====================
Cash and cash equivalents, end of period                                       $              5,746    $                100
                                                                               ====================    ====================
Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                                   $              1,155     $               624
                                                                               ====================    ====================





                 See notes to consolidated financial statements.

                                     6 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                        FORM 10 - QSB SEPTEMBER 30, 2000
                        --------------------------------

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

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 2000 presentation. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

     Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds; and second, to any partner having a negative balance in their capital account.

     The results of operations for the three and nine months ended September 30, 2000 and 1999 are not indicative of the results to be expected for the full year, due to the seasonal nature of the Partnership's business and the sale of properties.

2.   RELATED PARTY TRANSACTIONS

     The following transactions with affiliates of the General Partner were charged to expense during the nine month periods ended September 30, 2000 and 1999:

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                          2000          1999
                                                       ----------    ----------
        Asset management fee                           $  226,000    $  214,000
        Management fee                                     70,000        67,000
        Reimbursement for administration expenses          35,000        41,000
        Interest expense                                   58,000        58,000

3.   SALE OF PROPERTY

On July 24, 2000 the Partnership sold to an unaffiliated third party the land located at Nichols and Surrey Road for approximately $150,000. The Partnership incurred closing costs of approximately $19,000 and realized a gain of approximately $131,000 on the sale.


                                     7 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                        FORM 10 - QSB SEPTEMBER 30, 2000
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

3.   SALE OF PROPERTY (CONTINUED)

     On January 13, 1999 the Partnership sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. The Partnership incurred closing costs of approximately $10,000. The carrying value of the property sold was approximately $267,000 and the Partnership realized a gain of approximately $123,000.

     On June 30, 1999 the Partnership sold to an unaffiliated third party the property located at 20 Wanoma Way, for approximately $20,000.

4.   CONTINGENT PURCHASE PRICE PAYMENTS

     Contingent Purchase Price Payments were not required on the sale of properties described in Note 3. Based on the fair value of the remaining properties the Partnership believes that it will not be obligated to make any Contingent Purchase Price Payments upon sale of the remaining properties.

5.   MORTGAGE LOAN

     On February 2, 2000, the Partnership refinanced the $12,000,000 floating rate loan secured by the properties. The new mortgage loan, in the principal amount of $18,500,000, requires monthly payments of interest at 9.03% and principal based on a 30 year amortization schedule and matures 2010, with a balloon payment of approximately $16,968,000. Monthly principal and interest payments are $149,255. An additional $60,508 per month payment is required for real estate tax escrows and reserves. The Partnership incurred approximately $823,000 in fees and expenses (of which $78,000 was paid in 1999) in connection with the refinancing. Prepayment of the loan is permitted only if certain conditions required by the loan agreement are met after the third year of the loan. The General Partner has guaranteed $5,000,000 of the loan. The Partnership received approximately $5,519,000 after the satisfaction of the former loan, payment of closing costs, escrows and reserves.

6.   RESTRICTED CASH

     As a result of the refinancing on February 2, 2000, the Partnership is no longer required to maintain restricted cash. Restricted cash at December 31, 1999 represents funds provided for and maintained by the Partnership pursuant to the mortgage note payable agreement to meet future capital requirements, debt service payments and operational needs.

7.   EXTRAORDINARY LOSS

     The unamortized deferred costs of $92,000 on the refinanced loan were expensed as extraordinary loss on extinguishment of debt during the nine months ended September 30, 2000.


                                     8 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                        FORM 10 - QSB SEPTEMBER 30, 2000
                        --------------------------------


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

        On July 24, 2000 the Partnership sold to an unaffiliated third party the land located at Nichols and Surrey Road for approximately $150,000. The Partnership incurred closing costs of approximately $19,000 and realized a gain of approximately $131,000 on the sale.

        The level of liquidity based upon the Registrant's cash and cash equivalents experienced an increase of $5,646,000 at September 30, 2000 as compared to December 31, 2000. The increase in cash and cash equivalents of $5,646,000 was provided by $3,151,000 from investing activities, $1,358,000 from operating activities and $1,137,000 from financing activities. Investing activities consisted of a $3,077,000 decrease in restricted cash reserves due to a release of the cash restrictions by the new lender and $131,000 of proceeds from the sale of property which was partially offset by $57,000 of improvements to property and equipment. Financing activities consisted of $18,500,000 of proceeds from the mortgage refinancing which were partially offset by $11,624,000 paid in satisfaction of the mortgage payable, $90,000 of principal payments, $745,000 of deferred costs paid to refinance the debt and $4,904,000 of cash distributions paid to the partners. At September 30, 2000, the Registrant's cash balance was $5,746,000. The cash balance is primarily invested in money market accounts.

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


                                     9 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                        FORM 10 - QSB SEPTEMBER 30, 2000
                        --------------------------------

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
        ---------------------------------------------------------------------

        Liquidity and Capital Resources (Continued)
        -------------------------------------------

        On February 2, 2000, the Registrant refinanced the $12,000,000 floating rate loan, which was scheduled to mature in June 2001 with a new loan secured by the properties in the amount of $18,500,000. The new loan, which requires monthly payments of interest at 9.03% and principal based on a 30 year amortization schedule, matures in March 2010, with a balloon payment of approximately $16,968,000. Monthly principal and interest payments are $149,255. An additional $60,508 per month payment is required for real estate tax escrows and reserves. The Registrant incurred approximately $823,000 in fees and expenses in connection with the refinancing. Prepayment of the loan is permitted only if certain conditions required by the loan agreement are met after the third year of the loan. The General Partner has guaranteed $5,000,000 of the loan. The Registrant received approximately $5,519,000 after the satisfaction of the former loan, payment of closing costs, escrows and reserves. A distribution of $4,904,000 was made to the partners from the refinancing proceeds in March 2000. The limited partners received approximately $4,855,000 ($6,185 per unit) and the general partners received $49,000.

        There are three lawsuits, each purporting to represent a class of investor limited partners against the Registrant, its general partners and certain related and unrelated parties. The lawsuits claim unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, fraud, deceit, misrepresentation, conspiracy, breach of contract, negligence, and violation of Massachusetts consumer protection laws on behalf of themselves and the purported class. The plaintiffs appear to contend in substance, that a 1996 offering of preferred limited partnership units in the Registrant and the subsequent sale of certain of Registrant's assets violated their rights as limited partners. The lawsuits are in their early stages and it is not possible to predict the likely outcome of these actions at this time. A fourth lawsuit based on the same claims was recently dismissed. The General Partner believes that the remaining three actions are also without merit and intends to vigorously defend these actions.

        Results of Operations
        ---------------------

        The Registrant generated net income before extraordinary loss of $670,000 for the nine months ended September 30, 2000, as compared to net income before extraordinary loss of $1,074,000 during the nine months ended September 30, 1999. Income from operations for the nine months ended September 30, 2000 was $1,610,000 as compared to $1,555,000 for nine months ended September 30, 1999. This increase in income from operations was due to an increase in revenue from commercial rental operations and a net decrease in operating expenses.

        Operating expenses decreased by $18,000 for the nine months ended September 30, 2000 as compared to 1999 primarily due to decreases in commercial rental expense, repairs and maintenance and real estate taxes and insurance which were partially offset by increases in general and administrative expense and amortization expense.


                                    10 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                        FORM 10 - QSB SEPTEMBER 30, 2000
                        --------------------------------


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

        Results of Operations (Continued)
        ---------------------------------

        Other expense increased by $459,000 as a result of an increase in interest expense of $571,000, which more than offset an increase in interest income of $123,000. Interest expense increased due to the increased mortgage balance upon refinancing. Interest income increased due to an overall increase in cash available for investment.

        The results of operations in future periods may differ from the result of operations for the period ended September 30, 2000 as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.




                                    11 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------



PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

         (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) Reports on Form 8K: No report on Form 8-K was filed during the period.





                                    12 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                        FORM 10 - QSB SEPTEMBER 30, 2000
                        --------------------------------

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

                                       BY: THREE WINTHROP PROPERTIES, INC.
                                           -------------------------------
                                           Managing General Partner





                                       BY: /s/ Michael L. Ashner
                                           -----------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer






                                       BY: /s/ Thomas Staples
                                           -----------------------------------
                                           Thomas Staples
                                           Chief Financial Officer

                                       Dated: November 10, 2000






                                    13 of 13