Form 10KSB
period 2000-12-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2001-04-02
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                              Commission File
For the fiscal year ended December 31, 2000                   Number  0-16865
                          -----------------                           -------

                 NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

      Massachusetts                                        04-2948435
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts                02142
-------------------------------------------------------             -----------
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number including area code:               (617) 234-3000
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $4,470,000.

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    PART I

Item 1.  Description of Business.

Development

     Nantucket Island Associates Limited Partnership (the "Registrant") was organized on December 17, 1986, under the laws of the State of Delaware for the purpose of owning a 99.98% beneficial interest in Sherburne Associates, a Massachusetts general partnership that, until June 10, 1998, owned and operated a portfolio of properties located on Nantucket Island, Massachusetts. Effective January 28, 2000, Sherburne Associates was converted into Sherburne Associates LLC, a Delaware limited liability company ("Sherburne"). Sherburne's portfolio included two hotels (the Harbor House and White Elephant Hotel), 24 rental units located in the Wharf Cottages, 48 retail buildings, the Nantucket Boat Basin (accommodating 242 yachts) and employee housing for approximately 150 persons. Effective June 10, 1998, Sherburne sold all of its properties other than the 48 retail buildings (the "Retail Properties"). See "Disposition of Assets" below. The interest in Sherburne is held through a 99.99% general partnership interest in NIA Operating Associates Limited Partnership, a Massachusetts limited partnership ("NIA") which owns a 99.49% of Sherburne and is the sole beneficiary of Sherburne Business Trust, which owns .5% of Sherburne. The general partner of the Registrant is Three Winthrop Properties, Inc., a Massachusetts corporation ("Three Winthrop" or the "General Partner").

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

     Profits and losses of the Registrant from normal operations had been allocated 95% to the Limited Partners and 5% to Three Winthrop from January 1, 1994 through November 8, 1996. In connection with the Rights offering, however, the Agreement of Limited Partnership of the Registrant was amended and restated to provide for, among other things, (i) losses to be allocated

5% to the General Partner and 95% to the limited partners (including the holders of Preferred Units) in proportion to and to the extent of their positive capital account balances, (ii) a cumulative preferred annual return of 8% per Preferred Unit which is to be paid out of available cash flow, and (iii) a priority distribution to holders of Preferred Units from net proceeds from a capital transaction or upon liquidation of Registrant (which distribution is prior to any distributions on account of non-preferred limited partnership interests and to the general partner) equal to 250% of the initial capital invested by such holders for each Preferred Unit. As a result of the sale by the Registrant of all of its properties other than the Retail Properties in June 1998 and the Registrant's subsequent distribution to Preferred Unitholders, the priority distribution was satisfied and the Preferred Units were retired.

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

Disposition of Assets

     After marketing its properties for sale through a third party broker, on June 10, 1998 Sherburne sold to an unaffiliated third party its Hotel properties (other than one single family house operated in conjunction with the Harbor House which was sold on January 13, 1999 (see below)), rental units located in the Wharf Cottages, employee housing and Boat Basin. The purchase price paid to Sherburne for the assets sold was approximately $38,425,000 net of adjustments. The Partnership received net proceeds from the sale of approximately $12,966,000 after mortgage satisfaction and closing costs of approximately $2,319,00 which were distributed to the Preferred Unitholders in full satisfaction of their priority return. In connection with this sale, Sherburne agreed to indemnify the purchaser for certain costs associated with the boat slips. The Partnership has brought an administrative appeal against the Massachusetts Department of Environmental Protection in connection with a Waterways License granted to the Nantucket Electric Company ("NEC"). The Partnership believes that the Waterways License is overbroad in that it authorizes NEC to use filled land that is already licensed to the Partnership. The Partnership believes that this matter will be resolved favorably or at a minimal cost to the Partnership. However, if it cannot be resolved favorably, the Partnership would be required to indemnify the purchaser for costs associated with the loss of the use of such filled land.

     On January 13, 1999, Sherburne sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. Sherburne incurred closing costs of $11,000. See "Item 7. Financial Statements - Note 3."

     On June 30, 1999 the Partnership sold to an unaffiliated third party the property located at 20 Wanoma Way, Nantucket, Massachusetts for approximately $20,000. See "Item 7. Financial Statements - Note 3."

     On July 24, 2000 the Partnership sold to an unaffiliated third party the land located at Nichols and Surrey Road for approximately $150,000. The Partnership incurred closing costs of approximately $19,000 and realized a gain of approximately $131,000 on the sale. See "Item 7. Financial Statements - Note 3."

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

Item 2.  Description of Properties.

     The Registrant does not own any real property. Registrant's interest in real property is held through its membership interest in Sherburne. The following sets forth certain information with respect to the Retail Properties.

     The Retail Properties contain 78,003 square feet of leasable space. They were acquired originally acquired in December 1986 for a purchase price of $24,901,631.

     The following table sets forth the average annual occupancy rate and/or the average monthly per square foot rate at the Retail Properties for the years ended December 31, 2000 and 1999:

                     Average Rate(1)           Average Occupancy Rate
                     ---------------           ----------------------
2000                      $49.91                         100%
1999                      $45.64                         100%

------------

(1)      Includes percentage rent.

     The mortgage loan encumbering Sherburne's properties was refinanced in February 1997 with a new $23,600,000 floating rate loan. In connection with the sale of all of Sherburne's properties other than the Retail Properties, Sherburne retired this refinanced loan by making a cash payment from the sale proceeds of approximately $11,550,000 and simultaneously with the sale of the properties, refinancing its remaining retail properties with BankBoston, N.A. ("BankBoston"). The refinanced BankBoston mortgage loan, which had a principal balance of $12,000,000, bore interest at the rate of LIBOR plus 1.75% (as compared to LIBOR plus 3.25% to 3.75% on the prior loan) and was scheduled to mature on June 10, 2001 at which time a balloon payment of $11,264,000 was to be due, was refinanced on February 2, 2000 (the "Refinanced Loan") with a new $18,500,000 loan. The Refinanced Loan bears interest at 9.03% per annum, requires monthly payments of interest and principal based on a 30 year amortization schedule and matures in March 2010 at which time a balloon payment of approximately $16,578,000 will be due. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for additional information relating to the Refinanced Loan.

     The following table sets forth certain information concerning lease expirations at the Retail Properties (assuming no renewals for the period from January 1, 2001 through December 31, 2010):


                   # of Tenants          Aggregate SF
                   Whose Leases      Covered By Expiring       Annualized Rental For        Percentage of Total
                      Expire                Leases                Leases Expiring             Annualized Rental
                   ------------       ------------------       ---------------------        -------------------
2001                    38                     35,164                  1,571,831                   37.2%
2002                    19                     12,831                    841,250                   19.9%
2003                    11                     10,689                    576,300                   13.7%
2004                     7                      5,723                    472,800                   11.2%
2005                     8                      8,546                    571,650                   13.5%
2006                     1                      5,050                    187,000                    4.5%
2007                     -                          -                          -                    -
2008                     -                          -                          -                    -
2009                     -                          -                          -                    -
2010                     -                          -                          -                    -

     Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Retail Properties taken as a whole as of December 31, 2000:


    Gross Carrying Value       Accumulated Depreciation         Rate              Method         Federal Tax Basis
    --------------------       ------------------------         ----              ------         -----------------
        $25,074,000                   $7,810,000               5-30 yrs.            S/L              $25,001,000

     The realty tax rate and realty taxes paid for the Retail Properties in 2000 were $10.57/1,000 and $456,729, respectively.

     The Registrant believes that its Retail Properties are adequately insured.

     For information with respect to capital improvements performed at the Properties in 2000 and anticipated capital improvements in 2001, see "Item 6, Management's Discussion and Analysis or Plan of Operation."

     During the formation of the Registrant an engineering study was performed which revealed that petroleum hydrocarbon products had leaked out of five separate portions of the Properties (the "sites"). Under applicable Massachusetts law, the owner of the property on which such hazardous wastes have been released is responsible for the entire cost of cleaning up such wastes. In connection with the Registrant's acquisition of Sherburne, the Sellers agreed to indemnify the Registrant for one-half of the costs of an environmental cleanup of the Properties, up to an aggregate payment by the Sellers of $1.25 million. As of December 31, 2000, Sherburne Associates' cumulative share of the environmental cleanup totaled approximately $144,000. These costs included removal of old gasoline tanks, installation of monitoring wells and installation of recovery wells, as well as professional fees paid to engineers who analyzed the potential future costs of cleaning up the Properties and who also served as representatives of the Registrant in discussions with Massachusetts environmental officials.

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

Item 3.  Legal Proceedings.

     To the best of the General Partner's knowledge, there are no material pending legal proceedings to which the Registrant is a party or of which any of their property is the subject except as follows:

     1. Frederic D. Nemer, et al. v. Winthrop Securities Co., et al., Superior Court, Suffolk County, Massachusetts, Civil Action No. 98-5536C.

     In October 1998, an investor in the Registrant, purporting to represent a class of investor limited partners, filed an action in Massachusetts state court against the Registrant, its general partners, and certain related and unrelated parties, but never served the complaint. In July 1999, plaintiffs' filed an Amended Complaint purporting to allege claims for unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, fraud, deceit, misrepresentation, conspiracy, breach of contract, negligence, and violation of Massachusetts consumer protection laws on behalf of themselves and the purported class. The plaintiffs appear to contend, in substance, that a 1996 offering of preferred limited partnership units in the Registrant in which the plaintiffs own limited partnership interests and the subsequent sale of certain Registrant assets violated their rights as limited partners.

         The Registrant and the other defendants have filed motions to dismiss which are presently pending. On April 25, 2000, the court allowed plaintiffs' motion to dismiss their claim for violation of the Massachusetts consumer protection law. No discovery has been conducted. The action is in its early stages and it is not possible to predict the likely outcome of the action at this time.

         2. Lewis Jacobs, et al. v. Winthrop Financial Associates, et al., United States District Court for the District of Massachusetts, Civil Action No. 99-CV-11363-WGY.

         In June 1999, two investors in the Registrant, purporting to represent a class of investor limited partners, filed an action against the general partners of the Registrant purporting to allege claims for violation of the federal securities laws, breach of contract, breach of fiduciary duty, and unjust enrichment. The plaintiffs purported to base their claims on the same set of facts as is alleged as the basis for the action described in numbered paragraph 1 above. The defendants filed a motion to dismiss arguing that the plaintiffs lacked standing to bring their alleged securities claims and that the remaining claims should be dismissed for lack of jurisdiction.

         In October 1999, the Court granted the defendants' motion to dismiss, ruling that the plaintiffs lacked standing to pursue their alleged securities claims. In December 1999, the Court ordered the remaining claims remanded to Massachusetts state court, which dismissed them without prejudice on December 7, 2000. In November 1999, the same plaintiffs filed another purported class action in the Chancery Court in Delaware, however, as described in numbered paragraph 4 below.

         3. Richard Ainsfield v. Three Winthrop Properties, Inc., et al., In the Court of Chancery, State of Delaware, New Castle County, Civil Action No. 17379-NC

         In August 1999, an investor in the Registrant, purporting to represent a class of investor limited partners, filed an action against the general partner of the Registrant and a related entity purporting to allege claims for breach of fiduciary duty and aiding and abetting. In April 2000, plaintiff filed an Amended Complaint in which he added claims for breach of contract and unjust enrichment. Because this action and the action described in numbered paragraph 4 below involve the same facts, allegations, and claims and were assigned to the same judge they have been consolidated as one action using Civil Action No. 17379-NC.

         The plaintiffs appear to contend, in substance, that a 1996 offering of preferred limited partnership units in the Registrant in which the plaintiffs own limited partnership interests and the subsequent sale of certain Registrant assets violated their rights as limited partners. The plaintiffs are investors in the same partnership as is the subject of the actions described in numbered paragraphs 1 and 2 above.

         The Court recently denied the defendants' motion to dismiss in which the defendants had argued that the plaintiffs lack standing to bring individual claims and that they had failed to properly plead derivative claims. No discovery has been conducted. The action is in its early stages and it is not possible to predict the likely outcome of the action at this time.

         4. Lewis Jacobs, et al. v. Winthrop Financial Associates, et al., In the Court of Chancery, State of Delaware, New Castle County, Civil Action No. 17602NC.

         In November 1999, two investors in the Registrant, purporting to represent a class of investor limited partners, filed an action against the general partner of the Registrant and certain related entities purporting to allege claims for breach of contract and breach of fiduciary duty. The plaintiffs, who are the same plaintiffs who filed the action described in numbered paragraph 2 above, are investors in the same partnership as is the subject of the actions described in numbered paragraphs 1-3 above and their claims purport to be based on the same set of facts.

         In April 2000, plaintiffs filed an Amended Complaint in which they added claims for aiding and abetting and unjust enrichment. As stated above, this action and the action described in numbered paragraph 3 above have been consolidated and the status of this action is identical to that of the action described in numbered paragraph 3. Accordingly, it is not possible to predict the likely outcome of the action at this time.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no established trading market for the Units. As of March 1, 2001, there were 771 holders of 785 outstanding limited partnership units (the "Units"). In addition, the Registrant's partnership agreement places significant restrictions on the rights of Limited Partners to transfer or assign their interests in the Registrant. Accordingly, transfers of Units and Preferred Units are infrequent and occur only through private transactions.

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

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Registrant. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Partnership, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

         On July 24, 2000, the Partnership sold to an unaffiliated third party the land located at Nichols and Surrey Road for approximately $150,000. The Partnership incurred closing costs of approximately $19,000 and realized a gain of $131,000.

         The level of liquidity based upon the Registrant's cash and cash equivalents experienced an increase of $5,441,000 at December 31, 2000, as compared to December 31, 1999. The increase in cash and cash equivalents of $5,441,000 was provided by $3,129,000 of investing activities, $1,208,000 of operating activities and $1,104,000 of financing activities. Investing activities consisted of a $3,077,000 decrease in restricted cash reserves due to a release of the cash restrictions by the new lender and $131,000 of proceeds from the sale of property which was partially offset by $79,000 of improvements to property and equipment. Financing activities consisted of $18,500,000 of proceeds from the mortgage refinancing, which were partially offset by $11,624,000 paid in satisfaction of the mortgage payable, $123,000 of principal payments, $745,000 of deferred costs paid to refinance the debt and $4,904,000 of cash distributions paid to the partners. At December 31, 2000 the Registrant's cash balance was $5,541,000. The cash balance is primarily invested in money market accounts.

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

         On February 2, 2000, the Registrant refinanced the $12,000,000 floating rate loan, which was scheduled to mature in June 2001, with a new loan secured by the properties in the amount of $18,500,000. The new loan, which requires monthly payments of interest at 9.03% (fixed rate) and principal based on a 30 year amortization schedule, matures in March 2010, with a balloon payment of approximately $16,968,000. Monthly principal and interest payments are $149,255. An additional $60,508 per month payment is required for real estate tax escrows and reserves. The Registrant incurred approximately $823,000 in fees and expenses in connection with the refinancing. Prepayment of the loan is permitted only if certain conditions required by the loan agreement are met after the third year of the loan. The General Partner has guaranteed $4,931,000 of the loan. The Registrant received approximately $5,519,000 after the satisfaction of the former loan, payment of closing costs, escrows and reserves. A distribution of $4,904,000 was made to the partners from the refinancing proceeds in March 2000. The limited partners received approximately $4,855,000 ($6,185 per unit) and the general partners received $49,000. An affiliate of the general partner earned $185,000 in refinancing fees.

Quantitative and Qualitative Disclosures of Market Risk

         The Registrant's refinanced loan requires interest payments based on a fixed rate (9.03% per annum), as such the Registrant does not have any market risk of interest rate volatility. The Registrant does not believe that it has any risks related to derivative financial instruments.

New Accounting Pronouncement

         The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No, 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Registrant believes that SFAS 133 will have no effect on its financial statements.

Results of Operations

         The Registrant generated net income before extraordinary loss of $405,000 for the year ended December 31, 2000, as compared to net income before extraordinary loss of $997,000 for 1999. Income from operations for the year ended December 31, 2000 was $1,716,000 as compared to $1,686,000 for the year ended December 31, 1999. This increase in income from operations was due to an increase in revenue from commercial rental operations of $74,000, which was partially offset by an increase in operating expenses of $44,000. Rental revenue increased because of an increase in rental rates.

         Operating expenses increased by $44,000 for the year ended December 31, 2000 as compared to 1999 primarily due to increases in commercial rental expense, repairs, maintenance and amortization expense which were partially offset by decreases in real estate taxes and insurance.

         Other expenses increased by $622,000 as a result of an increase in interest expense of $769,000, which more than offset an increase in interest income of $158,000. Interest expense increased due to the increased mortgage balance upon refinancing. Interest income increased due to an overall increase in cash available for investment.

         The results of operations in future periods may differ from the result of operations for the year ended December 31, 2000 as weather conditions could adversely affect operation results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

Item 7.    Financial Statements

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2000

                                      INDEX


                                                                     Page
                                                                     ----
Independent Auditors' Report..........................................14

Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and 1999..........15

Consolidated Statements of Operations for the Years Ended
December 31, 2000 and 1999............................................16

Consolidated Statements of Partners' Equity (Deficit)
for the Years Ended December 31, 2000 and 1999........................17

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000 and 1999............................................18

Notes to Consolidated Financial Statements............................19

                          Independent Auditors' Report



To the Partners
Nantucket Island Associates Limited Partnership and Subsidiaries



We have audited the accompanying consolidated balance sheets of Nantucket Island Associates Limited Partnership (the "Partnership") and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Island Associates Limited Partnership and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                                   /s/ Imowitz Koenig & Co., LLP


New York, New York
February 12, 2001

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                    DECEMBER 31,
                                                           -----------------------------
ASSETS                                                           2000           1999
------                                                     -------------    ------------
Cash and cash equivalents                                  $      5,541     $       100
Restricted cash                                                       -           3,077
Accounts receivable                                                 129              54
Real estate tax escrow and other current assets                     415             574
                                                           -------------    ------------

      Total current assets                                        6,085           3,805

Property and equipment, net of accumulated depreciation
   of $7,810 (2000) and $7,238 (1999)                            17,264          17,757

Deferred rent receivable                                            380             353
Deferred costs, net of accumulated amortization of
   $1,314 (2000) and $1,072 (1999)                                1,122             619
                                                           -------------    ------------

         Total assets                                      $     24,851     $    22,534
                                                           =============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and other liabilities                     $        884     $       729
Current maturity of long-term debt                                  130             296
Related party note payable                                        1,300           1,300
                                                           -------------    ------------

      Total current liabilities                                   2,314           2,325

Long-term debt                                                   18,566          11,647
                                                           -------------    ------------

         Total liabilities                                       20,880          13,972
                                                           -------------    ------------

Commitments and Contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
      issued, and outstanding                                    14,943          19,625

      General partners' (deficit)                               (10,972)        (11,063)
                                                           -------------    ------------


         Total partners' equity                                   3,971           8,562
                                                           -------------    ------------


         Total liabilities and partners' equity            $     24,851     $    22,534
                                                           =============    ============


                 See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                                        DECEMBER 31,
                                                               --------------------------------
                                                                    2000             1999
                                                               --------------   ---------------
Revenue:

      Commercial rental operations                              $      4,470     $       4,396
                                                               --------------   ---------------

         Total revenue                                                 4,470             4,396
                                                               --------------   ---------------

Operating expenses:

      Commercial rental                                                1,012               962
      Real estate taxes                                                  457               493
      Insurance                                                          192               218
      Management and administrative                                      388               370
      Amortization                                                       133                99
      Depreciation                                                       572               568
                                                               --------------   ---------------

         Total operating expenses                                      2,754             2,710
                                                               --------------   ---------------

Income from operations                                                 1,716             1,686
                                                               --------------   ---------------

Other income (expense):
      Interest income                                                    285               127
      Interest expense                                                (1,727)             (958)
      Gain on sale of properties                                         131               142
                                                               --------------   ---------------

         Total other (expense), net                                   (1,311)             (689)
                                                               --------------   ---------------

Net income before extraordinary loss                                     405               997

Extraordinary loss on extinguishment of debt                             (92)                -
                                                               --------------   ---------------

Net income                                                      $        313     $         997
                                                               ==============   ===============

Net income allocated to general partners                        $        140     $         185
                                                               ==============   ===============

Net income allocated to limited partners                        $        173     $         812
                                                               ==============   ===============

Net income (loss) per limited partnership unit:

      Income before extraordinary item                          $     331.72     $    1,034.39

      Extraordinary item - loss on extinguishment of debt            (111.34)                -
                                                               --------------   ---------------

      Net income                                                $     220.38     $    1,034.39
                                                               ==============   ===============

Distribution per unit of limited partner interest               $   6,184.71     $           -
                                                               ==============   ===============

                 See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                        (In Thousands, Except Unit Data)


                                  Units of          Investor
                                   Limited           Limited          General          Total
                                 Partnership        Partners'        Partners'       Partners'
                                  Interest           Equity           Deficit          Equity
                                ---------------  --------------   --------------    ------------
Balance - January 1, 1999                  785   $      18,813    $     (11,248)    $     7,565

Net income                                                 812              185             997
                                ---------------  --------------   --------------    ------------

Balance - December 31, 1999                785   $      19,625    $     (11,063)    $     8,562

Distribution                                 -          (4,855)             (49)         (4,904)

Net income                                   -             173              140             313
                                ---------------  --------------   --------------    ------------

Balance - December 31, 2000                785   $      14,943    $     (10,972)    $     3,971
                                ===============  ==============   ==============    ============




                 See notes to consolidated financial statements

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                           DECEMBER 31,
                                                                  -------------------------------
                                                                        2000           1999
                                                                  -------------------------------
CASH FLOWS FROM  OPERATING ACTIVITIES:

Net income                                                        $          313     $       997
Adjustments to reconcile net income to net cash
 provided by (used) in operating activities:
      Depreciation and amortization                                          722             707
      Gain on sale of properties                                            (131)           (142)
      Extraordinary loss on extinguishment of debt                            92               -

Changes in operating assets and liabilities:

         Accounts receivable                                                 (75)             28
         Real estate tax escrow and other current assets                     159             (90)
         Deferred rent receivable                                            (27)            (74)
         Accounts payable and other liabilities                              155              61
                                                                  ---------------    ------------

Net cash provided by operating activities                                  1,208           1,487
                                                                  ---------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Decrease (increase) in restricted cash reserves                      3,077          (1,386)
      Expenditures for property and equipment                                (79)            (72)
      Net proceeds from sale of properties                                   131             409
                                                                  ---------------    ------------

Net cash provided by (used in) investing activities                        3,129          (1,049)
                                                                  ---------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Satisfaction of mortgage payable                                   (11,624)              -
      Proceeds from mortgage refinancing                                  18,500               -
      Principal payments on long-term debt                                  (123)           (361)
      Deferred costs paid                                                   (745)            (77)
      Distributions to partners                                           (4,904)              -
                                                                  ---------------    ------------

Net cash provided by (used in) financing activities                        1,104            (438)
                                                                  ---------------    ------------

Net decrease in cash and cash equivalents                                  5,441               -

Cash and cash equivalents, beginning of year                                 100             100
                                                                  ---------------    ------------

Cash and cash equivalents, end of year                            $        5,541     $       100
                                                                  ===============    ============

Supplemental Information -
      Cash paid for interest                                      $        1,580     $       840
                                                                  ===============    ============


                 See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Nantucket Island Associates Limited Partnership (the "Partnership") was formed on December 17, 1986 under the laws of Delaware for the purpose of owning a 99.98% beneficial interest in Sherburne Associates a Massachusetts general partnership. Sherburne Associates was converted to a limited liability company, a Delaware limited liability company ("Sherburne") in January 2000. Sherburne owns commercial rental properties on Nantucket Island, Massachusetts.

         The Partnership owns its interest in Sherburne through a 99.99% general partnership interest in NIA Operating Associates Limited Partnership (the "Operating Partnership"), which owns 99.49% of Sherburne and is the sole beneficiary of Sherburne Business Trust, which owns .5% of Sherburne.

         The general partner of the Partnership is Three Winthrop Properties, Inc. ("Three Winthrop" or the "General Partner"), a wholly owned subsidiary of First Winthrop Corporation ("First Winthrop"). First Winthrop is controlled by Winthrop Financial Associates, a Limited Partnership ("WFA").

         In accordance with the Amended and Restated Partnership Agreement, income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Gain on sale of properties is allocated to the General Partner until the general partner no longer has a negative capital account. Cash flow is distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their invested capital (as defined in the Agreement) and the balance, if any, 95% to the limited partners, and 5% to the General Partner.

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Deferred mortgage costs which consist of a commitment fee, legal and professional fees, and title insurance, are amortized using the straight-line method over the term of the related agreement. The amortization relating to the commitment fee is charged to interest expense. The amortization charged to interest expense was $17,000 and $40,000 for the years ended December 31, 2000 and 1999, respectively. Costs related to the acquisition of the Partnership's investment in the properties are amortized primarily over 19 years.

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

         Risk Concentration

         The Properties are located on Nantucket Island, Massachusetts and are highly dependent on tourism as a source of operating revenues. Tourism on the island is concentrated during the summer months. Unfavorable weather or economic conditions could adversely affect tourism on the island.

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Restricted Cash

         As a result of the refinancing on February 2, 2000, the Partnership is no longer required to maintain restricted cash. Restricted cash at December 31, 1999 represents funds provided for and maintained by the Partnership pursuant to the mortgage note payable agreement to meet future capital requirements, debt service payments and operational needs.

         Extraordinary Loss

         The unamortized deferred costs of $92,000 on the refinanced loan were expensed as extraordinary loss on extinguishment of debt during the year ended, December 31, 2000.

         New Accounting Pronouncement

         The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No, 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that SFAS 133 will have no effect on its financial statements.

         Reclassification

         Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


2.       PROPERTY AND EQUIPMENT

         Investment Properties and Accumulated Depreciation:

                                                                                 2000               1999
                                                                             -------------      -------------
         Land                                                                $   9,298,000      $   9,298,000
         Buildings, improvements and personal property                          15,776,000         15,697,000
                                                                             -------------      -------------
                                                                                25,074,000         24,995,000
         Less:  accumulated depreciation                                        (7,810,000)       (7,238,000)
                                                                             -------------      -------------
                  Property and equipment, net                                $  17,264,000      $  17,757,000
                                                                             =============      =============

3.       SALE OF PROPERTIES

         On July 24, 2000, the Partnership sold to an unaffiliated third party the land located at Nichols and Surrey Road for approximately $150,000. The Partnership incurred closing costs of approximately $19,000 and realized a gain of $131,000 on the sale.

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

4.       LONG-TERM DEBT

         The following is a summary of the Partnership's debt at December 31:


                                                                                 2000           1999
                                                                             ------------    ------------
         Mortgage loan                                                       $ 18,431,000    $ 11,645,000
         Note payable - related party                                           1,300,000       1,300,000
         Other mortgage notes payable                                             265,000         298,000
                                                                             ------------    ------------
         Total long-term debt                                                  19,996,000      13,243,000
         Less:  current maturity of long term debt                             (1,430,000)     (1,596,000)
                                                                             ------------    ------------
                  Long-term debt                                             $ 18,566,000    $ 11,647,000
                                                                             ============    ============

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


4.       LONG-TERM DEBT (Continued)

         Mortgage Loan

         On February 2, 2000, the Partnership refinanced the $12,000,000 floating rate loan secured by the properties. The new mortgage loan, in the principal amount of $18,500,000, requires monthly payments of interest at 9.03% (fixed rate) and principal based on a 30 year amortization schedule and matures 2010, with a balloon payment of approximately $16,968,000. Monthly principal and interest payments are $149,255. An additional $60,508 per month payment is required for real estate tax escrows and reserves. The Partnership incurred approximately $823,000 in fees and expenses (of which approximately $78,000 was paid in 1999) in connection with the refinancing. Prepayment of the loan is permitted only if certain conditions required by the loan agreement are met after the third year of the loan. The General Partner has guaranteed $4,931,000 of the loan. The Partnership received approximately $5,519,000 after the satisfaction of the former loan, payment of closing costs, escrows and reserves. An affiliate of the general partner earned $185,000 in refinancing fees.

         Aggregate principal maturities due on long-term debt at December 31, 2000 are as follows:

                         2001                                   $     130,000
                         2002                                         143,000
                         2003                                         155,000
                         2004                                         161,000
                         2005                                         173,000

5.       RENTAL INCOME UNDER OPERATING LEASES

         The aggregate future minimum lease payments under non-cancelable operating leases at December 31, 2000 are as follows:

                         2001                                   $   3,926,000
                         2002                                       2,481,000
                         2003                                       1,742,000
                         2004                                       1,181,000
                         2005                                         749,000
                         Thereafter                                   187,000
                                                                -------------
                                                                $  10,266,000
                                                                =============

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


5.       RENTAL INCOME UNDER OPERATING LEASES (Continued)

         The leases for the majority of the commercial properties provide for contingent rentals, which are based on sales volume or other activity-related criteria, and include property tax escalation clauses. Aggregate future lease rentals do not include these contingent rental or escalation amounts. Contingent rentals amounted to approximately $260,000 and $326,000, for the years ended December 31, 2000 and 1999, respectively, and are included in commercial rental income. The Partnership recognizes contingent rental income when earned.

6.       TRANSACTIONS WITH RELATED PARTIES

         The Partnership and Sherburne have paid or accrued charges by and commitments to companies affiliated by common ownership and management with the general partners. Related-party transactions with WFA and its affiliates include the following for the years ended December 31:

                                                             2000       1999
                                                          ---------  ---------
             Partnership administration fee               $ 302,000  $ 285,000
             Management Fees                                 86,000     85,000
             Reimbursement for administrative expenses       54,000     49,000
             Refinancing fee                                185,000          -

         An affiliate of the general partner loaned $1,300,000 to the Partnership in connection with the sale of properties during 1998. The note, which is payable on demand, bears interest at six percent. The accrued interest amounted to $199,000 and $121,000 for the years ended December 31, 2000 and 1999, respectively and is included in accounts payable and other liabilities.

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


7.      COMMITMENTS AND CONTINGENCIES (Continued)

         The sellers deposited $1,250,000 in escrow as security for the sellers' indemnification. The Partnership has incurred approximately $144,000 as its one-half share of cleanup costs, to date. These costs included expenses of removing certain underground tanks from the Properties and the professional services of engineers in analyzing the potential costs of future cleanup and serving as the Partnership's representatives in discussions with the Massachusetts Department of Environmental Protection in determining the best course of action.

         Based on the magnitude of the cost incurred during the last few years, the current status of the project, and management's experience with other environmental clean-up projects, management believes that the future costs related to the environmental clean up will not have a material impact on the Partnership's financial statements.

         Contingent Purchase Price Payments

         Under agreements entered into at the time of the Partnership's acquisition of Sherburne, at the time of a sale or refinancing of the Properties or any portion thereof, Sherburne is obligated to make a payment (the "Contingent Purchase Price Payment") to the sellers equal to 12% of the amount by which the proceeds from the sale or refinancing exceed the Agreed Base Value of the Properties (as defined in the agreement) or the parcel, as adjusted. The aggregate Agreed Base Value of the Properties, which was determined by the parties at the time of the acquisition, was approximately $50,800,000, which amount has been allocated over the various parcels of the Properties. In determining the amount, if any, by which the amount of the sale or refinancing proceeds exceeds the Agreed Base Value of the Properties or the parcels being sold, the following amounts will be added to the Agreed Base Value of the Properties or the parcel being sold: (i) the out-of-pocket expenses incurred by the Partnership in connection with any such sale or refinancing; (ii) amounts expended on capital improvements of the Properties or such parcels by Sherburne; (iii) amounts expended by Sherburne on the Properties as a whole for environmental cleanup; and
         (iv) any prepayment or other penalty in connection with the sale. After December 31, 1997, the sellers may require Sherburne to purchase the sellers' rights to receive the Contingent Purchase Price Payments (the "Put Option"). After December 31, 2000, Sherburne may require the sellers to sell such rights to Sherburne (the "Call Option"). Upon the exercise of either the Put Option or the Call Option, Sherburne shall pay the fair market value of such rights to the sellers. The fair market value shall be determined by the agreement of Sherburne and the sellers or, if no such agreement can be reached, by an independent appraiser. The sellers were not entitled to any contingent purchase price payments for the refinancing or sale of the properties for the years ended December 31, 2000 and 1999.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


7.      COMMITMENTS AND CONTINGENCIES (Continued)

         Based on the fair value of the remaining properties, the Partnership believes that it will not be obligated to make any Contingent Purchase Price Payments upon sale of the remaining properties.

         Capital Improvements

         As owner of the commercial properties along the wharf, the Partnership is responsible for maintaining the bulkheads. The Partnership anticipates spending approximately $3,500,000 over the next five years for bulkhead replacement. The Partnership expects to utilize cash, which was released on the refinancing and cash flow from operations to fund these improvements.

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


8.       TAXABLE INCOME

         The taxable income of the Partnership, the Operating Partnership and Sherburne differs from the consolidated net income reported for financial reporting purposes, primarily due to timing differences in the recognition of depreciation and amortization expense, commercial rental revenue and gain on sale for tax purposes. A reconciliation of consolidated net income for financial reporting purposes to federal income tax basis net income for the years ended December 31, 2000 and 1999 is as follows:

                                                                                            2000          1999
                                                                                         ----------    -----------
         Consolidated net income for financial reporting purposes                        $  313,000    $   997,000
         Tax basis amortization over that used for financial reporting purposes            (194,000)      (134,000)
         Tax basis depreciation over that used for financial reporting purposes            (284,000)      (320,000)
         Expense for financial  reporting  purposes not recognized for tax reporting
           purposes                                                                         152,000         17,000
         Difference in gain on sale for tax reporting purposes                                    -       (122,000)
         Revenue for financial  reporting  purposes not recognized for tax reporting
           purposes                                                                         (37,000)      (168,000)
         Other                                                                                    -         (1,000)
                                                                                         ----------    -----------
         Federal income tax basis net income                                             $  (50,000)   $   269,000
                                                                                         ==========    ===========

         Partners' capital account balances for federal income tax purposes were approximately $11,358,000 and $16,312,000 as of December 31, 2000 and 1999, respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2000 or 1999 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Registrant has no officers or directors. The General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2001, the names of the directors and executive officers of the General Partner and the position held by each of them, are as follows:


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

         Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner also currently serves as a Director of Interstate Hotels Corporation, Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

         Thomas C. Staples, age 45, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 49, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was

President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

        Patrick J. Foye, age 43, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

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

Item 12. Certain Relationships and Related Transactions.

         The Registrant, the Operating Partnership and Sherburne have incurred charges by and commitments to companies affiliated by common ownership and management with the General Partner. Related party transactions with WFA and its affiliates included the following for the years ended December 31, 2000 and 1999:


                 Type of Fee                         2000              1999
                 -----------                         ----              ----
Partnership Administration Fee                    $302,000           $285,000
Management Fees                                     86,000             85,000
Reimbursement for administrative expenses           54,000             49,000
Refinancing Fee                                    185,000                 --

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

         An affiliate of the General Partner loaned $1,300,000 to the Registrant in connection with the sale of properties in 1998. The note, which is payable on demand, bears interest at 6% per annum. Accrued interest amounted to $199,000 and $121,000 for the years ended December 31, 2000 and 1999, respectively.

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

                                    NANTUCKET ISLAND ASSOCIATES
                                    LIMITED PARTNERSHIP

                                    By:      THREE WINTHROP PROPERTIES, INC.
                                             Managing General Partner


                                             By: /s/  Michael L. Ashner
                                                --------------------------------
                                                      Michael Ashner
                                                      Chief Executive Officer

                                                      Date:  March 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                    Title                        Date
--------------                    -----                        ----
/s/ Michael Ashner                Chief Executive Officer      March 29, 2001
------------------                and Director
Michael Ashner

/s/ Thomas Staples                Chief Financial Officer      March 29, 2001
-------------------
Thomas Staples

/s/ Peter Braverman               Executive Vice President     March 29, 2001
-------------------               and Director
Peter Braverman

                                Index to Exhibits


Number                                                   Exhibit                                            Page
3,4.              Amended and Restated Limited Partnership Agreement of Nantucket Island Associates          (3)
                  Limited Partnership dated November 8, 1996

4.                Amended and Restated Certificate of Limited Partnership of Nantucket Island Associates     (1)
                  Limited Partnership, as filed with Secretary of State of Delaware on April 23, 1987

10(a)             Collateral Assignment of Contracts by and between NIA Operating Associates Limited         (2)
                  Partnership, Sherburne Associates and Bankers Trust Company dated as of April 28, 1989

10(b)             Hazardous Substance Agreement and Indemnity from Sherburne Associates, Sherburne           (2)
                  Associates Realty Trust and Winthrop Financial Associates, A Limited Partnership to
                  Bankers Trust Company dated April 28, 1989

10(c)             Note, dated February 26, 1997, in the principal amount of $24,200,000, from Sherburne      (5)
                  Associates and Sherburne Associates Realty Trust to The First National Bank of Boston
                  ("Bank of Boston")

10(d)             Loan Agreement, dated February 26, 1997, between Sherburne Associates Realty Trust         (5)
                  and Sherburne Associates, as borrowers, and Bank of Boston, as lender

10(e)             Mortgage and Security Agreement, dated as of February 26, 1997, among Sherburne            (5)
                  Associates Realty Trust and Sherburne Associates, and Bank of Boston

10(f)             Indemnity Agreement Regarding Hazardous Materials, dated as of February 26, 1997,          (5)
                  among Sherburne Associates Realty Trust and Sherburne Associates, and Bank of Boston

10(g)             Unconditional Guaranty of Payment and Performance from the Registrant to Bank of Boston    (5)
                  with respect to the loan from Bank of Boston to Sherburne Associates Realty Trust and
                  Sherburne Associates.

16                Letter dated October 3, 1996 from KPMG Peat Marwick LLP.                                   (4)

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