Form 10QSB
period 2001-03-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2001-05-17
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           ------------    ------------

                         Commission File Number 0-16865

                 Nantucket Island Associates Limited Partnership
                 -----------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Massachusetts                              04-2948435
-----------------------------------------   ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
        incorporation or organization)

  Five Cambridge Center, Cambridge, MA                   02142-1493
-----------------------------------------   ------------------------------------
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

                           FORM 10-QSB MARCH 31, 2001

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                          MARCH 31,   DECEMBER 31,
Assets                                                      2001          2000
                                                          --------      --------
Cash and cash equivalents                                 $  5,091      $  5,541
Accounts receivable                                            209           129
Real estate tax escrow and other current assets                527           415
                                                          --------      --------
      Total current assets                                   5,827         6,085

Property and equipment, net of accumulated depreciation
   of $7,953 (2001) and $7,810 (2000)                       17,130        17,264

Deferred rent receivable                                       364           380
Deferred costs, net of accumulated amortization of
   $1,353 (2001) and $1,314 (2000)                           1,083         1,122
                                                          --------      --------
         Total assets                                     $ 24,404      $ 24,851
                                                          ========      ========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and other liabilities                    $    757      $    884
Current maturity of  long-term debt                            133           130
Related party note payable                                   1,300         1,300
                                                          --------      --------
      Total current liabilities                              2,190         2,314

Long-term debt and accrued interest                         18,526        18,566
                                                          --------      --------
         Total liabilities                                  20,716        20,880
                                                          --------      --------

Commitments and Contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
      issued, and outstanding                               14,674        14,943

      General partners' (deficit)                          (10,986)      (10,972)
                                                          --------      --------
         Total partners' equity                              3,688         3,971
                                                          --------      --------
         Total liabilities and partners' equity           $ 24,404      $ 24,851
                                                          ========      ========

                 See notes to consolidated financial statements.

                                     2 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2001

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


(IN THOUSANDS, EXCEPT UNIT DATA)                           FOR THE THREE MONTHS ENDED
                                                         MARCH 31, 2001  MARCH 31, 2000
                                                         --------------  --------------
Revenue:

      Commercial rental operations                        $       732     $       716
                                                          ------------    ------------
         Total revenue                                            732             716
                                                          ------------    ------------
Operating expenses:

      Commercial rental                                            77              60
      Real estate taxes                                           120             114
      Insurance                                                    70              44
      General and administrative                                   68             103
      Repairs and maintenance                                      12              17
      Utilities                                                    20              15
      Management fees                                              94              87
      Amortization                                                 34              30
      Depreciation                                                143             142
                                                          ------------    ------------
         Total operating expenses                                 638             612
                                                          ------------    ------------
Income from operations                                             94             104
                                                          ------------    ------------

Other income (expense):
      Interest income                                              64              88
      Interest expense                                           (441)           (377)
                                                          ------------    ------------
         Total (expense), net                                    (377)           (289)
                                                          ------------    ------------

Net loss before extraordinary loss                               (283)           (185)

Extraordinary loss on extinguishment of debt                        -             (92)
                                                          ------------    ------------
Net loss                                                  $      (283)    $      (277)
                                                          ============    ============
Net loss allocated to general partners                    $       (14)    $       (14)
                                                          ============    ============
Net loss allocated to limited partners                    $      (269)    $      (263)
                                                          ============    ============

Net loss per partnership unit:

Loss before extraordinary item                                (342.68)        (223.69)

Extraordinary item - loss on extinguishment of debt                 -         (111.34)
                                                          ------------    ------------
Net loss                                                  $   (342.68)    $   (335.03)
                                                          ============    ============
Distributions per unit of limited partnership interest    $         -     $  6,184.71
                                                          ============    ============

                 See notes to consolidated financial statements.

                                     3 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2001

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                             UNITS OF     INVESTOR
                              LIMITED      LIMITED    GENERAL      TOTAL
                            PARTNERSHIP   PARTNERS'  PARTNERS'   PARTNERS'
                             INTEREST      EQUITY     DEFICIT     EQUITY
                             --------     --------   --------    --------
Balance - January 1, 2001         785     $ 14,943   $(10,972)   $  3,971

      Net loss                      -         (269)       (14)       (283)
                             --------     --------   --------    --------
Balance - March 31, 2001          785     $ 14,674   $(10,986)   $  3,688
                             ========     ========   ========    ========

                 See notes to consolidated financial statements.

                                     4 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

(IN THOUSANDS)                                                 FOR THE THREE MONTHS ENDED
                                                             MARCH 31, 2001  MARCH 31, 2000
                                                                --------        --------
Cash Flows from Operating Activities:

Net loss                                                        $   (283)       $   (277)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
      Depreciation and amortization                                  182             174
      Extraordinary loss on extinguishment of debt                    --              92

Changes in assets and liabilities:
      Accounts receivable                                            (80)            (84)
      Real estate tax escrow and other current assets               (112)             93
      Deferred rent receivable                                        16             (18)
      Accounts payable and other liabilities                        (127)             61
                                                                --------        --------

      Net cash (used in) provided by operating activities           (404)             41
                                                                --------        --------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                         (9)             (5)
      Decrease (increase) in restricted cash reserves                 --           3,077
                                                                --------        --------

      Net cash (used in) provided by investing activities             (9)          3,072
                                                                --------        --------

Cash Flows from Financing Activities:

      Satisfaction of mortgage payable                                --         (11,624)
      Proceeds from mortgage refinancing                              --          18,500
      Principal payments on long-term debt                           (37)            (30)
      Deferred costs paid                                             --            (744)
      Distribution to partners                                        --          (4,904)
                                                                --------        --------

      Net cash (used in) provided by financing activities            (37)          1,198
                                                                --------        --------

Net change in cash and cash equivalents                             (450)          4,311

Cash and cash equivalents, beginning of period                     5,541             100
                                                                --------        --------

Cash and cash equivalents, end of period                        $  5,091        $  4,411
                                                                ========        ========

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                    $    637        $    293
                                                                ========        ========

                 See notes to consolidated financial statements.

                                     5 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 2001 presentation. The balance sheet at December 31, 2000 was derived from audited financial statements at such date.

     Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds, and second, to any partner having a negative balance in their capital account.

     The results of operations for the three months ended March 31, 2001 and 2000 are not indicative of the results to be expected for the full year, due to the seasonal nature of the Partnership's business.

2.   RELATED PARTY TRANSACTIONS

     The following transactions with affiliates of the General Partner were charged to expense during the three month periods ended March 31, 2001 and 2000:

                                                     For the Three Months Ended
                                                             March 31,
                                                -------------------------------------
                                                      2001                2000
                                                -----------------   -----------------
     Partnership administration fee             $         80,000    $         75,000
     Management fee                                       13,000              11,000
     Reimbursement for administration expenses            18,000              10,000
     Interest expense                                     19,000              19,000

     An affiliate of the General Partner earned approximately $185,000 in refinancing fees during the three months ended March 31, 2000.

                                     6 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   MORTGAGE LOAN

     On February 2, 2000, the Partnership refinanced the $12,000,000 floating rate loan secured by the properties. The new mortgage loan, in the amount of $18,500,000, requires monthly payments of interest at 9.03% (fixed rate) and principal based on a 30 year amortization schedule and matures in March 2010, with a balloon payment of approximately $16,968,000. Monthly principal and interest payments are $149,255. An additional $60,508 per month payment is required for real estate tax escrows and reserves. The Partnership incurred approximately $823,000 in fees and expenses in connection with the refinancing. Prepayment of the loan is permitted only if certain conditions required by the loan agreement are met after the third year of the loan. The General Partner has guaranteed $5,000,000 of the loan. The Partnership received approximately $5,519,000 after the satisfaction of the former loan, payment of closing costs, escrows and reserves.

4.   EXTRAORDINARY LOSS

     The unamortized deferred costs of $92,000 on the refinanced loan were expensed as extraordinary loss on extinguishment of debt during the three months ended March 31, 2000.

                                     7 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2001

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

         Liquidity and Capital Resources

         The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $450,000 at March 31, 2001, as compared to December 31, 2000. The decrease in cash and cash equivalents of $450,000 consisted of $404,000 used in operating activities, $37,000 of principal payments (financing activities) and $9,000 of improvements to property and equipment (investing activities). At March 31, 2001, the Registrant's cash balance was approximately $5,091,000. The cash balance is primarily invested in money market accounts.

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

                          FORM 10 - QSB MARCH 31, 2001

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

         Results of Operations

         The Registrant experienced a net loss before extraordinary loss of $283,000 for the three months ended March 31, 2001, as compared to net loss of $185,000 for the three months ended March 31, 2000 as a result of increases in operating expenses and other expenses which more than offset an increase in rental revenue.

         Operating expenses increased by $26,000 for the three months ended March 31, 2001, as compared to 2000, primarily because of increases in insurance expense of $26,000, commercial rental expense of $17,000, management fees of $7,000, and real estate tax expense of $6,000 which were partially offset by a decrease in general and administrative expense of $35,000. Insurance expense increased by $26,000 because of an increase in rates. Commercial rental expense increased by $17,000 because of increases in salaries and health insurance costs. General and administrative expenses declined by $35,000 primarily because of a decrease in legal fees.

         Other expenses increased by $88,000 as a result of an increase in interest expense of $64,000 and a decrease in interest income of $24,000. Interest expense increased due to the increased mortgage balance upon refinancing. Interest income decreased due to less cash available for investment.

         The results of operations in future periods may differ from the results of operations for the period ended March 31, 2001 as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

                                     9 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2001

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits - none.

         (b) Reports on Form 8K: No report on Form 8-K was filed during the period.

                                    10 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2001

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

                                       BY: THREE WINTHROP PROPERTIES, INC.
                                           -------------------------------
                                           Managing General Partner


                                       BY: /s/ Michael L. Ashner
                                           ----------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer


                                       BY: /s/ Thomas Staples
                                           ----------------------------
                                           Thomas Staples
                                           Chief Financial Officer


                                       Dated: May 15, 2001

                                    11 of 11