Form 10QSB
period 2001-06-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2001-08-14
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865
                                                -------

                 Nantucket Island Associates Limited Partnership
                 -----------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Massachusetts                               04-2948435
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
       incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                  02114-9507
----------------------------------------    ------------------------------------
(Address of principal executive office)                  (Zip Code)

 Registrant's telephone number, including area code  (617) 570-4600
                                                    ----------------------------

      Five Cambridge Center, 9th Floor, Cambridge, MA 02142-1493 02142-1493
 -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----     ----


                                     1 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2001

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets  (Unaudited)

(In thousands, except unit data)
                                                                                     June 30,               December 31,
Assets                                                                                 2001                     2000
                                                                               ----------------------   ---------------------
Cash and cash equivalents                                                       $              3,936     $             5,541
Accounts receivable                                                                              257                     129
Real estate tax escrow and other current assets                                                  388                     415
                                                                               ----------------------   ---------------------

      Total current assets                                                                     4,581                   6,085

Property and equipment, net of accumulated depreciation
   of $8,096 (2001) and $7,810 (2000)                                                         17,021                  17,264

Deferred rent receivable                                                                         406                     380
Deferred costs, net of accumulated amortization of
   $1,392 (2001) and $1,314 (2000)                                                             1,044                   1,122
                                                                               ----------------------   ---------------------

         Total assets                                                           $             23,052     $            24,851
                                                                               ======================   =====================

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and other liabilities                                          $                730     $               884
Current maturity of  long-term debt                                                              137                     130
Related party note payable                                                                     1,300                   1,300
                                                                               ----------------------   ---------------------

      Total current liabilities                                                                2,167                   2,314

Long-term debt                                                                                18,492                  18,566
                                                                               ----------------------   ---------------------

         Total liabilities                                                                    20,659                  20,880
                                                                               ----------------------   ---------------------

Commitments and Contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
      issued, and outstanding                                                                 13,404                  14,943

      General partners' deficit                                                              (11,011)                (10,972)
                                                                               ----------------------   ---------------------

         Total partners' equity                                                                2,393                   3,971
                                                                               ----------------------   ---------------------

         Total liabilities and partners' equity                                 $             23,052     $            24,851
                                                                               ======================   =====================


                 See notes to consolidated financial statements.

                                     2 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2001


Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                                                         For the Six Months Ended
                                                                                  June 30, 2001            June 30, 2000
                                                                               ---------------------   ----------------------
Revenue:

      Commercial rental operations                                             $              1,549     $              1,445
                                                                               ---------------------    ---------------------

         Total revenue                                                                        1,549                    1,445
                                                                               ---------------------    ---------------------

Operating expenses:

      Commercial rental                                                                         159                      151
      Real estate taxes                                                                         255                      228
      Insurance                                                                                 140                       89
      General and administrative                                                                146                      195
      Repairs and maintenance                                                                    70                       69
      Utilities                                                                                  32                       27
      Management fees                                                                           187                      175
      Amortization                                                                               69                       64
      Depreciation                                                                              286                      283
                                                                               ---------------------    ---------------------

         Total operating expenses                                                             1,344                    1,281
                                                                               ---------------------    ---------------------

Income from operations                                                                          205                      164
                                                                               ---------------------    ---------------------

Other income (expense):
      Interest income                                                                           103                      145
      Interest expense                                                                         (886)                    (825)
                                                                               ---------------------    ---------------------

         Total other expense, net                                                              (783)                    (680)
                                                                               ---------------------    ---------------------

Net loss before extraordinary loss                                                             (578)                    (516)

Extraordinary loss on extinguishment of debt                                                      -                      (92)
                                                                               ---------------------    ---------------------

Net loss                                                                       $               (578)    $               (608)
                                                                               =====================    =====================

Net loss allocated to general partners                                         $                (29)    $                (30)
                                                                               =====================    =====================

Net loss allocated to limited partners                                         $               (549)    $               (578)
                                                                               =====================    =====================

Net loss per limited partnership unit:

      Loss before extraordinary item                                           $            (699.36)    $            (624.21)

      Extraordinary item - loss on extinguishment of debt                                         -                  (112.10)
                                                                               ---------------------    ---------------------

      Net loss                                                                 $            (699.36)    $            (736.31)
                                                                               =====================    =====================

Distributions per unit of Limited Partnership Interest                         $           1,261.15     $           6,184.71
                                                                               =====================    =====================


          See notes to consolidated financial statements.

                                     3 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2001


Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                                                        For the Three Months Ended
                                                                                  June 30, 2001            June 30, 2000
                                                                               ---------------------    ---------------------
Revenue:

      Commercial rental operations                                             $                817     $                729
                                                                               ---------------------    ---------------------

         Total revenue                                                                          817                      729
                                                                               ---------------------    ---------------------

Operating expenses:

      Commercial rental                                                                          82                       91
      Real estate taxes                                                                         135                      114
      Insurance                                                                                  70                       45
      General and administrative                                                                 78                       92
      Repairs and maintenance                                                                    58                       52
      Utilities                                                                                  12                       12
      Management fees                                                                            93                       88
      Amortization                                                                               35                       34
      Depreciation                                                                              143                      141
                                                                               ---------------------    ---------------------

         Total operating expenses                                                               706                      669
                                                                               ---------------------    ---------------------

Income from operations                                                                          111                       60
                                                                               ---------------------    ---------------------

Other income (expense):
      Interest income                                                                            39                       57
      Interest expense                                                                         (445)                    (448)
                                                                               ---------------------    ---------------------

         Total other expense, net                                                              (406)                    (391)
                                                                               ---------------------    ---------------------

Net loss                                                                        $              (295)    $               (331)
                                                                               =====================    =====================

Net loss allocated to general partners                                          $               (15)    $                (16)
                                                                               =====================    =====================

Net loss allocated to limited partners                                          $              (280)    $               (315)
                                                                               =====================    =====================

Net loss per limited partnership unit                                           $           (356.69)    $            (401.27)
                                                                               =====================    =====================
Distributions per unit of Limited Partnership Interest                          $           1261.15     $                 --
                                                                               =====================    =====================


          See notes to consolidated financial statements.

                                     4 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2001

Consolidated Statement of Changes in Partners' Equity (Deficit) (Unaudited)

(In thousands, except unit data)


                                        Units of Investor
                                             Limited                 Limited                 General                 Total
                                           Partnership              Partners'               Partners'              Partners'
                                             Interest                 Equity                 Deficit                Equity
                                        ------------------    ----------------------   -------------------   ---------------------
Balance - January 1, 2001                             785     $              14,943    $          (10,972)   $              3,971

      Distribution                                                             (990)                  (10)                 (1,000)

      Net loss                                                                 (549)                  (29)                   (578)
                                        ------------------    ----------------------   -------------------   ---------------------

Balance - June 30, 2001                               785     $              13,404    $          (11,011)   $              2,393
                                        ==================    ======================   ===================   =====================







                 See notes to consolidated financial statements.

                                     5 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2001


Consolidated Statements of Cash Flows  (Unaudited)

(In thousands)                                                                           For the Six Months Ended
                                                                                  June 30, 2001            June 30, 2000
                                                                               ---------------------    ---------------------
Cash Flows from Operating Activities:

Net loss                                                                       $               (578)    $               (608)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation and amortization                                                             364                      355
      Extraordinary loss on extinguishment of debt                                                -                       92

Changes in assets and liabilities:
      Accounts receivable                                                                      (128)                    (138)
      Real estate tax escrow and other current assets                                            27                      166
      Deferred rent receivable                                                                  (26)                     (36)
      Accounts payable and other liabilities                                                   (154)                      13
                                                                               ---------------------    ---------------------

      Net cash used in operating activities                                                    (495)                    (156)
                                                                               ---------------------    ---------------------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                                                   (43)                     (31)
      Decrease in restricted cash reserves                                                        -                    3,077
                                                                               ---------------------    ---------------------

      Net cash (used in) provided by investing activities                                       (43)                   3,046
                                                                               ---------------------    ---------------------

Cash Flows from Financing Activities:

      Satisfaction of mortgage payable                                                            -                  (11,624)
      Proceeds from mortgage refinancing                                                          -                   18,500
      Principal payments on long-term debt                                                      (67)                     (61)
      Deferred costs paid                                                                         -                     (745)
      Distribution to partners                                                               (1,000)                  (4,904)
                                                                               ---------------------    ---------------------

      Net cash (used in) provided by financing activities                                    (1,067)                   1,166
                                                                               ---------------------    ---------------------

Net change in cash and cash equivalents                                                      (1,605)                   4,056

Cash and cash equivalents, beginning of period                                                5,541                      100
                                                                               ---------------------    ---------------------

Cash and cash equivalents, end of period                                       $              3,936     $              4,156
                                                                               =====================    =====================

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                                    $               880     $                725
                                                                               =====================    =====================

          See notes to consolidated financial statements.

                                     6 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 2001 presentation. The balance sheet at December 31, 2000 was derived from audited financial statements at such date.

         Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds, and second, to any partner having a negative balance in their capital account.

         The results of operations for the three and six months ended June 30, 2001 and 2000 are not indicative of the results to be expected for the full year, due to the seasonal nature of the Partnership's business.

2.       RELATED PARTY TRANSACTIONS

         The following transactions with affiliates of the General Partner were charged to expense during the six month periods ended June 30, 2001 and 2000:

                                                        For the Six months Ended
                                                                 June 30,
                                                        ------------------------
                                                           2001          2000
                                                        ----------    ----------

            Partnership administration fee               $160,000      $151,000
            Management fee                                 27,000        24,000
            Reimbursement for administration expenses      35,000        24,000
            Interest expense                               39,000        39,000

         An affiliate of the General Partner earned $185,000 in refinancing fees during the six months ended June 30, 2000.









                                     7 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       EXTRAORDINARY LOSS

         The extraordinary loss on extinguishment of debt of $92,000 during the six months ended June 30, 2000, resulted from the write-off of unamortized deferred costs of the mortgage loan refinanced in February 2000.



















                                     8 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 2001

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

           Liquidity and Capital Resources

           The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The level of liquidity based upon the registrant's cash and cash equivalents experienced a decrease of $1,605,000 at June 30, 2001, as compared to December 31, 2000. The decrease in cash and cash equivalents of $1,605,000 consisted of $1,067,000 used in financing activities, $495,000 used in operating activities and $43,000 of improvements to property and equipment (investing activities). Financing activities consisted of a distribution to the partners of $1,000,000 and $67,000 of principal payments on long-term debt. At June 30, 2001 the Registrant's cash balance was approximately $3,936,000. The cash balance is primarily invested in money market accounts.

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

           A distribution of $1,000,000 was made to the partners from the refinancing proceeds in April 2001. The limited partners received $990,000 ($1,261.15 per unit) and the general partner received $10,000.








                                     9 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 2001

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Liquidity and Capital Resources (Continued)

           There are four lawsuits, each purporting to represent a class of investor limited partners against the Registrant, its general partners and certain related and unrelated parties. The lawsuits claim unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, fraud, deceit, misrepresentation, conspiracy, breach of contract, negligence, and violation of Massachusetts consumer protection laws on behalf of themselves and the purported class. The plaintiffs appear to contend in substance, that a 1996 offering of preferred limited partnership units in the Registrant and the subsequent sale of certain Registrant assets violated their rights as limited partners. The motion to dismiss the action brought in Massachusetts is currently pending while a motion to certify a class in the Delaware action is scheduled for the middle of August. It is not possible to predict the likely outcome of these actions at this time.

           Recently Issued Accounting Standards

           The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from this Statement on the Registrant's financial statements.

           In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Registrant's financial statements.

           In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Registrant's financial statements.





                                    10 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 2001

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Results of Operations

           The Registrant experienced a net loss of $578,000 for the six months ended June 30, 2001, as compared to a net loss before extraordinary loss of $516,000 for the six months ended June 30, 2000, as a result of increases in operating and other expenses which more than offset an increase in rental revenue.

           Rental revenue increased because of increases in rental rates and contingent rental income.

           Operating expenses increased by $63,000 for the six months ended June 30, 2001, as compared to 2000, primarily due to increases in insurance expense of $51,000, real estate taxes of $27,000, management fees of $12,000 and commercial rental expense of $8,000, which were partially offset by a decrease in general and administrative expense of $49,000. Insurance expense increased by $51,000 due to an increase in rates. Real estate taxes increased by $27,000 due to an increase in the assessed value of the waterfront properties. General and administrative expenses decreased by $49,000 primarily due to a decrease in legal fees.

           Other expenses increased by $103,000 as a result of an increase in interest expense of $61,000 and a decrease in interest income of $42,000. Interest expense increased due to an increase in mortgage principal balance upon refinancing.

           The results of operations in future periods may differ from the results of operations for the period ended June 30, 2001 as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.






                                    11 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 2001


ITEM 2.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits - none.

           (b) Reports on Form 8K: No report on Form 8-K was filed during the period.


















                                    12 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 2001

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

                                            BY:  THREE WINTHROP PROPERTIES, INC.
                                                 -------------------------------
                                                 Managing General Partner




                                                 BY:    /s/ Michael L. Ashner
                                                        ------------------------
                                                        Michael L. Ashner
                                                        Chief Executive Officer




                                                 BY:    /s/ Thomas Staples
                                                        ------------------------
                                                        Thomas Staples
                                                        Chief Financial Officer



                                                 Dated: August 13, 2001







                                    13 of 13