Form 10QSB
period 2001-09-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2001-11-13
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865

                 Nantucket Island Associates Limited Partnership
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Massachusetts                               04-2948435
---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
       incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                  02114-9507
---------------------------------------     ------------------------------------
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

                         FORM 10-QSB SEPTEMBER 30, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)
                                                                                 SEPTEMBER 30,             DECEMBER 31,
Assets                                                                                2001                     2000
                                                                              ---------------------    ---------------------
Cash and cash equivalents                                                      $             5,084     $              5,541
Accounts receivable                                                                            151                      129
Real estate tax escrow and other current assets                                                556                      415
                                                                              ---------------------    ---------------------

      Total current assets                                                                   5,791                    6,085

Property and equipment, net of accumulated depreciation
   of $8,238 (2001) and $7,810 (2000)                                                       16,908                   17,264
Deferred rent receivable                                                                       415                      380
Deferred costs, net of accumulated amortization of
   $1,431 (2001) and $1,314 (2000)                                                           1,005                    1,122
                                                                              ---------------------    ---------------------

      Total assets                                                            $             24,119     $             24,851
                                                                              =====================    =====================

Liabilities and Partners' Equity

Accounts payable and other liabilities                                         $               849     $                884
Current maturity of long-term debt                                                             140                      130
Related party note payable                                                                   1,300                    1,300
                                                                              ---------------------    ---------------------

      Total current liabilities                                                              2,289                    2,314

Long-term debt                                                                              18,460                   18,566
                                                                              ---------------------    ---------------------

      Total liabilities                                                                     20,749                   20,880
                                                                              ---------------------    ---------------------

Commitments
Partners' equity:
      Limited partners equity, 785 units authorized, issued,
         and outstanding                                                                    14,332                   14,943
      General partners' deficit                                                            (10,962)                 (10,972)
                                                                              ---------------------    ---------------------

      Total partners' equity                                                                 3,370                    3,971
                                                                              ---------------------    ---------------------

      Total liabilities and partners' equity                                   $            24,119     $             24,851
                                                                              =====================    =====================




                 See notes to consolidated financial statements.

                                     2 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2001

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)                                            FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                                          2001                     2000
                                                                  ---------------------    ---------------------
Revenue:

      Commercial rental operations                                $              3,825     $              3,568
                                                                  ---------------------    ---------------------

         Total revenue                                                           3,825                    3,568
                                                                  ---------------------    ---------------------

Operating expenses:

      Commercial rental                                                            256                      243
      Real estate taxes                                                            375                      342
      Insurance                                                                    209                      136
      General and administrative                                                   337                      282
      Bad debt expense                                                              41                        -
      Repairs and maintenance                                                      116                       95
      Utilities                                                                     46                       40
      Management fees                                                              314                      296
      Amortization                                                                 105                       99
      Depreciation                                                                 428                      425
                                                                  ---------------------    ---------------------

         Total operating expenses                                                2,227                    1,958
                                                                  ---------------------    ---------------------

Income from operations                                                           1,598                    1,610
                                                                  ---------------------    ---------------------

Other income (expense):
      Interest income                                                              136                      205
      Interest expense                                                          (1,335)                  (1,276)
      Gain on sale of properties                                                     -                      131
                                                                  ---------------------    ---------------------

         Total other expense, net                                               (1,199)                    (940)
                                                                  ---------------------    ---------------------

Net income before extraordinary loss                                               399                      670

Extraordinary loss on extinguishment of debt                                         -                      (92)
                                                                  ---------------------    ---------------------

Net income                                                        $                399     $                578
                                                                  =====================    =====================

Net income allocated to general partners                          $                 20     $                153
                                                                  =====================    =====================

Net income allocated to limited partners                          $                379     $                425
                                                                  =====================    =====================

Net income (loss) per limited partnership unit:

      Income before extraordinary item                            $             482.80     $             652.74

      Extraordinary item - loss on extinguishment of debt                            -                  (111.34)
                                                                  ---------------------    ---------------------

      Net income                                                  $             482.80     $             541.40
                                                                  =====================    =====================

Distributions per unit of Limited Partnership Interest            $           1,261.15     $           6,184.71
                                                                  =====================    =====================

                 See notes to consolidated financial statements.

                                     3 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2001

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)                           FOR THE THREE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                          2001                     2000
                                                  ---------------------    ---------------------
Revenue:

      Commercial rental operations                $              2,276     $              2,123
                                                  ---------------------    ---------------------

         Total revenue                                           2,276                    2,123
                                                  ---------------------    ---------------------

Operating expenses:

      Commercial rental                                             97                       92
      Real estate taxes                                            120                      114
      Insurance                                                     69                       47
      General and administrative                                   191                       87
      Bad debt expense                                              41                        -
      Repairs and maintenance                                       46                       26
      Utilities                                                     14                       13
      Management fees                                              127                      121
      Amortization                                                  36                       35
      Depreciation                                                 142                      142
                                                  ---------------------    ---------------------

         Total operating expenses                                  883                      677
                                                  ---------------------    ---------------------

Income from operations                                           1,393                    1,446
                                                  ---------------------    ---------------------

Other income (expense):
      Interest income                                               33                       60
      Interest expense                                            (449)                    (451)
      Gain on sale of property                                       -                      131
                                                  ---------------------    ---------------------

         Total other expense, net                                 (416)                    (260)
                                                  ---------------------    ---------------------

Net income                                         $               977     $              1,186
                                                  =====================    =====================

Net income allocated to general partners           $                49     $                183
                                                  =====================    =====================

Net income allocated to limited partners           $               928     $              1,003
                                                  =====================    =====================

Net income per limited partnership unit            $          1,182.17     $           1,277.70
                                                  =====================    =====================



                 See notes to consolidated financial statements.

                                     4 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2001

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                            UNITS OF              INVESTOR
                                             LIMITED               LIMITED                 GENERAL                 TOTAL
                                           PARTNERSHIP            PARTNERS'               PARTNERS'              PARTNERS'
                                            INTEREST                EQUITY                 DEFICIT                 EQUITY
                                        -----------------   ----------------------   -------------------   ----------------------
Balance - January 1, 2001                            785    $              14,943    $          (10,972)   $               3,971

  Distribution                                         -                     (990)                  (10)                  (1,000)
  Net income                                           -                      379                    20                      399
                                        -----------------   ----------------------   -------------------   ----------------------

Balance - September 30, 2001                         785    $              14,332    $          (10,962)   $               3,370
                                        =================   ======================   ===================   ======================














                 See notes to consolidated financial statements

                                     5 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

(IN THOUSANDS)                                                                FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                            2001                     2000
                                                                     --------------------    ---------------------
Cash Flows from Operating Activities:

Net income                                                           $               399     $                578
Adjustments to reconcile net income to net cash provided by
 operating activities:
      Depreciation and amortization                                                  545                      536
      Gain on sale of properties                                                       -                     (131)
      Extraordinary loss on extinguishment of debt                                     -                       92

Changes in assets and liabilities:
      Accounts receivable                                                            (22)                      (6)
      Real estate tax escrow and other current assets                               (141)                     256
      Deferred rent receivable                                                       (35)                     (18)
      Accounts payable and other liabilities                                         (35)                      51
                                                                     --------------------    ---------------------

      Net cash provided by operating activities                                      711                    1,358
                                                                     --------------------    ---------------------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                                        (72)                     (57)
      Decrease in restricted cash reserves                                             -                    3,077
      Net proceeds from sale of properties                                             -                      131
                                                                     --------------------    ---------------------

      Net cash (used in) provided by investing activities                            (72)                   3,151
                                                                     --------------------    ---------------------

Cash Flows from Financing Activities:

      Satisfaction of mortgage payable                                                 -                  (11,624)
      Proceeds from mortgage refinancing                                               -                   18,500
      Principal payments on long-term debt                                           (96)                     (90)
      Deferred costs paid                                                              -                     (745)
      Distribution to partners                                                    (1,000)                  (4,904)
                                                                     --------------------    ---------------------

      Net cash (used in) provided by financing activities                         (1,096)                   1,137
                                                                     --------------------    ---------------------

Net increase in cash and cash equivalents                                           (457)                   5,646

Cash and cash equivalents, beginning of period                                     5,541                      100
                                                                     --------------------    ---------------------

Cash and cash equivalents, end of period                             $             5,084     $              5,746
                                                                     ====================    =====================

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                         $             1,495     $              1,155
                                                                     ====================    =====================

                See notes to consolidated financial statements.

                                     6 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 2001 presentation. The balance sheet at December 31, 2000 was derived from audited financial statements at such date.

         Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds, and second, to any partner having a negative balance in their capital account.

         The results of operations for the three and nine months ended September 30, 2001 and 2000 are not indicative of the results to be expected for the full year, due to the seasonal nature of the Partnership's business.

2.       RELATED PARTY TRANSACTIONS

         The following transactions with affiliates of the General Partner were charged to expense during the nine month periods ended September 30, 2001 and 2000:

                                                             For the nine months ended
                                                                   September 30,
                                                        ------------------------------------
                                                              2001                2000
                                                        -----------------   ----------------
            Partnership administration fee              $        240,000    $        226,000
            Management fee                                        74,000              70,000
            Reimbursement for administration expenses             52,000              35,000
            Interest expense                                      58,000              58,000

         An affiliate of the General Partner earned $185,000 in refinancing fees during the nine months ended September 30, 2000.





                                     7 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       EXTRAORDINARY LOSS

         The extraordinary loss on extinguishment of debt of $92,000 during the nine months ended September 30, 2000, resulted from the write-off of unamortized deferred costs of the mortgage loan refinanced in February 2000.

4.       SALE OF PROPERTY

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

                        FORM 10 - QSB SEPTEMBER 30, 2001


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

           Liquidity and Capital Resources

           The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The level of liquidity based upon the registrant's cash and cash equivalents experienced a decrease of $457,000 at September 30, 2001, as compared to December 31, 2000. The decrease in cash and cash equivalents of $457,000 consisted of $1,096,000 used in financing activities and $72,000 used in investing activities which was partially offset by $711,000 provided by operating activities. Financing activities consisted of principal payments on long-term debt of $96,000 and a distribution to the partners of $1,000,000. Investing activities consisted of $72,000 of improvements to property and equipment. At September 30, 2001 the Registrant's cash balance was approximately $5,084,000. The cash balance is primarily invested in money market accounts.

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

           A distribution of $1,000,000 was made to the partners in April 2001. The limited partners received $990,000 ($1,261.15 per unit) and the general partner received $10,000.




                                     9 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2001

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

           In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after September 30, 2001. This statement will not affect the Registrant's financial statements.

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


                                    10 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2001

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Partnership's results of operations.

           Quantitative and Qualitative Disclosures of Market Risk

           The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The Partnership's mortgage notes payable at September 30, 2001 are at a fixed rate of interest.

           Results of Operations

           The Registrant's net income for the nine months ended September 30, 2001 was $399,000, as compared to net income before extraordinary loss of $670,000 for the nine months September 30, 2000. The decrease in income was due to increases in operating and other expenses which more than offset an increase in rental revenue.

           Rental revenue increased because of increases in rental rates and contingent rental income received by the Registrant.

           Operating expenses increased by $269,000 for the nine months ended September 30, 2001, as compared to 2000, primarily due to increases in insurance expense of $73,000, general and administrative expenses of $55,000, bad debt expense of $41,000, real estate taxes of $33,000, repairs and maintenance of $21,000 and management fees of $18,000. Insurance expense increased by $73,000 due to an increase in rates. General and administrative expenses increased by $55,000 due to an increase in legal expenses. Legal expense increased because of lawsuits from limited partners. Bad debt expense increased by $41,000 due to one tenant receivable becoming uncollectable. Real estate taxes increased by $33,000 due to an increase in the assessed value of the waterfront properties.

           Other expenses increased by $259,000 for the nine months ended September 30, 2001, as compared to 2000, primarily due to an increase in interest expense of $59,000, a decrease on interest income of $69,000 and the $131,000 of gain from sale of properties recognized in the year 2000. Interest expense increased due to the increase in the mortgage principal balance upon refinancing. Interest income decreased due to less cash available for investment.

           Due to the seasonality nature of tourism on Nantucket Island, it is not possible to predict at this time whether the events of September 11 will have an adverse impact on travel to the Nantucket this coming season. If travel to Nantucket Island is negatively impacted, it could have an adverse effect on the Registrant's operations. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

                                    11 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2001


PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits - none.

           (b) Reports on Form 8K: No report on Form 8-K was filed during the period.






























                                    12 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2001

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

                                            BY: THREE WINTHROP PROPERTIES, INC.
                                                -------------------------------
                                                Managing General Partner




                                                BY:    /s/ Michael L. Ashner
                                                       -------------------------
                                                       Michael L. Ashner
                                                       Chief Executive Officer




                                                BY:    /s/ Thomas Staples
                                                       -------------------------
                                                       Thomas Staples
                                                       Chief Financial Officer



                                                Dated: November 12, 2001
















                                    13 of 13