Form 10KSB
period 2001-12-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2002-04-01
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                                Commission  File
For the fiscal year ended December 31, 2001                     Number  0-16865

                 NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
                 -----------------------------------------------
        (exact name of small business issuer as specified in its charter)

     Massachusetts                                        04-2948435
----------------------                         ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts                      02114
-----------------------------------------------------------------                      -----
   (Address of principal executive offices)                                        (Zip  Code)

Registrant's telephone number including area code:                              (617) 570-4600
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $4,692,000

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

        The following table sets forth the average annual occupancy rate and/or the average monthly per square foot rate at the Retail Properties for the years ended December 31, 2001 and 2000:

                         Average Rate(1)             Average Occupancy Rate
                         ---------------             ----------------------

        2001                   $50.54                           100%
        2000                   $49.91                           100%

----------
(1)  Includes percentage rent.

        Sherburne's properties are encumbered by a first mortgage loan obtained on February 2, 2000. The loan, which was in the original principal amount of $18,500,000, bears interest at 9.03% per annum, requires monthly payments of interest and principal based on a 30 year amortization schedule and matures in March 2010 at which time a balloon payment of approximately $16,578,000 will be due. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for additional information relating to this loan.

        The following table sets forth certain information concerning lease expirations at the Retail Properties (assuming no renewals for the period from January 1, 2002 through December 31, 2011):

             # of Tenants          Aggregate SF          Annualized Rental For        Percentage of Total
             Whose Leases      Covered By Expiring         Leases Expiring             Annualized Rental
              Expire                     Leases            ---------------             -----------------
              ------                     ------

2002              41                     25,924                  1,321,996                   31.3%
2003              14                     16,251                    877,000                   20.8%
2004              17                     16,347                    994,266                   23.6%
2005               9                      9,796                    624,050                   14.8%
2006               2                      6,410                    232,000                    5.5%
2007               -                          -                          -                    -
2008               1                      3,275                    172,400                    4.1%
2009               -                          -                          -                    -
2010               -                          -                          -                    -
2011               -                          -                          -                    -

        Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Retail Properties taken as a whole as of December 31, 2001:

    Gross Carrying       Accumulated                              Federal Tax
        Value           Depreciation     Rate        Method         Basis
        -----           ------------     ----        ------         -----

     $25,134,000          $8,387,000    5-30 yrs.      S/L        $24,197,000

        The realty tax rate and realty taxes paid for the Retail Properties in 2001 were $23.50/1,000 and $497,314, respectively.

         The Registrant believes that its Retail Properties are adequately insured.

        For information with respect to capital improvements performed at the Retail Properties in 2001 and anticipated capital improvements in 2002, see "Item 6, Management's Discussion and Analysis or Plan of Operation."

        During the formation of the Registrant an engineering study was performed which revealed that petroleum hydrocarbon products had leaked out of five separate portions of the Properties (the "sites"). Under applicable Massachusetts law, the owner of the property on which such hazardous wastes have been released is responsible for the entire cost of cleaning up such wastes. In connection with the Registrant's acquisition of Sherburne, the Sellers agreed to indemnify the Registrant for one-half of the costs of an environmental cleanup of the Properties, up to an aggregate payment by the Sellers of $1.25 million. As of December 31, 2001, Sherburne Associates' cumulative share of the environmental cleanup totaled approximately $148,000. These costs included removal of old gasoline tanks, installation of monitoring wells and installation of recovery wells, as well as professional fees paid to engineers who analyzed the potential future costs of cleaning up the Properties and who also served as representatives of the Registrant in discussions with Massachusetts environmental officials.

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

Item 3. Legal Proceedings.

        To the best of the General Partner's knowledge, there are no material pending legal proceedings to which the Registrant is a party or of which any of their property is the subject except as follows:

        1. Frederic D. Nemer, et al. v. Winthrop Securities Co., et al., Superior Court, Suffolk County, Massachusetts, Civil Action No. 98-5536C.

        In October 1998, plaintiffs, who are investors in the Registrant and purport to represent a class of investor limited partners, filed an action in Massachusetts state court against the Registrant, its general partners, and certain related and unrelated parties, but never served the complaint. In July 1999, plaintiffs filed an Amended Complaint purporting to allege claims for unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, fraud, deceit, misrepresentation, conspiracy, breach of contract, negligence, and violation of the Massachusetts consumer protection law on behalf of themselves and the purported class. The plaintiffs appear to contend, in substance, that a1996 offering of preferred limited partnership units in the Registrant and the subsequent sale of certain Registrant assets violated their rights as limited partners.

        The Registrant and the other defendants filed motions to dismiss virtually all of the plaintiffs' claims. On April 25, 2000, while the Registrant's motion to dismiss was pending, the court allowed plaintiffs to dismiss their claim for violation of the Massachusetts consumer protection law. On August 20, 2001, the court issued a Decision and Order [the "Ruling"] on the Registrant's motion to dismiss. In the Ruling, the court granted in part and denied in part the Registrant's motion to dismiss. The court dismissed the plaintiffs' alleged claims under the

Massachusetts securities laws (Count II), for fraud (Counts IV and VII), and for derivative relief (Count X). The court also gave the plaintiffs 30 days to file a motion for leave to file another amended complaint if the plaintiffs believed they could correct any of the defects which had caused the court to dismiss the claims identified above.

        The plaintiffs filed such a motion along with a proposed amended complaint which they contend cures the defects that lead the court to dismiss the claims identified above. The Registrant filed an opposition to plaintiffs' motion for leave to file an amended complaint and a separate motion to stay the action during the pendency of the action described in numbered paragraph 3 below. On October 26, 2001, the court denied the Registrant's motion to stay. The court has not ruled on the plaintiffs' motion for leave to file the proposed amended complaint.

        No discovery has been conducted, nor have the plaintiffs sought certification of the class that they purport to represent. It is not possible to predict the likely outcome of the action at this time.

        2. Lewis Jacobs, et al. v. Winthrop Financial Associates, et al., United States District Court for the District of Massachusetts, Civil Action No. 99-CV-11363-WGY.

        In June 1999, two investors in the Registrant, purporting to represent a class of investor limited partners, filed an action against the general partners of the Registrant purporting to allege claims for violation of the federal securities laws, breach of contract, breach of fiduciary duty, and unjust enrichment. The plaintiffs purported to base their claims on the same set of facts as is alleged as the basis for the action described in numbered paragraph 3 below. The defendants filed a motion to dismiss arguing that the plaintiffs lacked standing to bring their alleged securities claims and that the remaining claims should be dismissed for lack of jurisdiction.

        In October 1999, the court granted the defendants' motion to dismiss, ruling that the plaintiffs lacked standing to pursue their alleged securities claims. In December 1999, the court ordered the remaining claims remanded to Massachusetts state court, which dismissed them without prejudice on December 7, 2000. In November 1999, the same plaintiffs had filed another purported class action in the Chancery Court in Delaware, however, as described in numbered paragraph 4 below.

        3. Richard Ainsfield v. Three Winthrop Properties, Inc., et al., In the Court of Chancery, State of Delaware, New Castle County, Civil Action No. 17379-NC

        In August 1999, an investor in the Registrant, purporting to represent a class of investor limited partners, filed an action against the general partner of the Registrant and a related entity purporting to allege claims for breach of fiduciary duty and aiding and abetting. In April 2000, plaintiff filed an Amended Complaint in which he added claims for breach of contract and unjust enrichment. Because this action and the action described in numbered paragraph 4 below involve the same facts, allegations, and claims and were assigned to the same judge the Court consolidated them into one action now captioned as In re Nantucket Island Associates Limited Partnership Unitholders Litigation, Consolidated Civil Action No. 17379-NC.

        The plaintiffs appear to contend, in substance, that a 1996 offering of preferred limited partnership units in the Registrant and the subsequent sale of certain Registrant assets violated their rights as limited partners. The court denied the defendants' motion to dismiss in which the defendants had argued that the plaintiffs lack standing to bring individual claims and that they had failed to properly plead derivative claims. The court granted plaintiffs' motion for class certification. On August 23,2001, the court issued an order in which it certified as a class those individuals and entities that the named plaintiffs had sought to represent as a class.

        Discovery is ongoing. The court has set a trial date of November 12, 2002. It is not possible to predict the likely outcome of the action at this time.

        4. Lewis Jacobs, et al. v. Winthrop Financial Associates, et al., In the Court of Chancery, State of Delaware, New Castle County, Civil Action No. 17602NC.

        In November 1999, two investors in the Registrant, purporting to represent a class of investor limited partners, filed an action against the general partner of the Registrant and certain related entities purporting to allege claims for breach of contract and breach of fiduciary duty. The plaintiffs, the same individuals who filed the action described in numbered paragraph 2 above, purport to base their claims on the same set of facts described in numbered paragraph 3 above.

        In April 2000, plaintiffs filed an Amended Complaint in which they added claims for aiding and abetting and unjust enrichment. As stated above in numbered paragraph 3, the court has consolidated this action and the action described in numbered paragraph 3. Accordingly, the status of this action is identical to that of the action described in numbered paragraph 3. It is not possible to predict the likely outcome of the action at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        There is no established trading market for the Units. As of March 1, 2002, there were 766 holders of 785 outstanding limited partnership units (the "Units"). In addition, the Registrant's partnership agreement places significant restrictions on the rights of Limited Partners to transfer or assign their interests in the Registrant. Accordingly, transfers of Units and Preferred Units are infrequent and occur only through private transactions.

        The following table sets forth distributions made by the Registrant during the years ended December 31, 2001 and 2000

                    Distributions for Year ended December 31
          -------------------------------------------------------------
                      2001                              2000
           -------------------------         --------------------------
           Aggregate        Per Unit         Aggregate         Per Unit
           ---------        --------         ---------         --------

            $990,000         $1,261        4,855,225(1)         $6,185

(1)      Made from refinancing proceeds.

See "Item 6. Management's Discussion and Analysis and Plan of Operation" for disclosure regarding the Partnership's ability to make distributions in the future.

        Affiliates of the General Partner own a total of 35.75 Units representing approximately 4.55% of the total Units. It is possible that these affiliates may make additional offers in the future to acquire Units.

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

        The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $1,386,000 at December 31, 2001, as compared to December 31, 2000. The decrease in cash and cash equivalents of $1,386,000 was due to $1,131,000 used in financing activities, $195,000 used in operating activities and $60,000 used in investing activities. Financing activities consisted of $131,000 of principal payments on Registrant's mortgage indebtedness and $1,000,000 of cash distributions paid to the partners. Investing activities consisted of $60,000 of improvements to property and equipment. At December 31, 2001, the Registrant's cash balance was $4,155,000 which is primarily invested in money market accounts.

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

        There are four lawsuits, each purporting to represent a class of investor limited partners against the Registrant, its general partners and certain related and unrelated parties. The lawsuits claim unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, fraud, deceit, misrepresentation, conspiracy, breach of contract, negligence, and violation of Massachusetts consumer protection laws on behalf of themselves and the purported class. The plaintiffs appear to contend in substance, that a 1996 offering of preferred limited partnership units in the Registrant and the subsequent sale of certain Registrant assets violated their rights as limited partners. It is not possible to predict the likely outcome or these actions at this time.

Results of Operations

        The Registrant generated net loss before extraordinary loss of $271,000 for the year ended December 31, 2001, as compared to net income before extraordinary loss of $405,000 for 2000. Income from operations for the year ended December 31, 2001 was $1,355,000, as compared to $1,716,000 for the year ended December 31, 2000. This decrease in income from operations was due to an increase in revenue from commercial rental operations of $222,000, which was more than offset by an increase in operating expenses of $583,000. Rental revenue increased because of an increase in rental rates.

        Operating expenses increased by $583,000 for the year ended December 31, 2001, as compared to 2000, primarily due to increases in legal and professional fees of $338,000, insurance of $93,000, commercial rental expenses of $79,000, real estate taxes of $40,000 and management and administrative expense of $23,000. Legal and professional expenses increased primarily due to legal fees incurred in connection with the lawsuits. Commercial rental expenses increased primarily because of the write off of a $55,000 uncollectible accounts receivable balance due from a tenant who declared bankruptcy. Insurance increased due to an increase in rates. Real estate taxes increased due to an increase in the assessed value of the waterfront properties.

        Other expenses increased by $315,000 as a result of an increase in interest expense of $56,000, a decrease in interest income of $128,000 and the $131,000 of gain from sale of properties recognized in the year 2000. Interest expense increased due to the increase in the mortgage principal balance upon refinancing. Interest income decreased due to less cash available for investment and decreases in interest rates.

        The Partnership was not directly affected by the events of the September 11th terrorist attacks, however, the attacks have had a negative effect on the economy which was already considered to be in a recession. The Partnership could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs.

        The results of operations in future periods may differ from the result of operations for the year ended December 31, 2001, as weather conditions could adversely affect operation results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

Quantitative and Qualitative Disclosures of Market Risk

        The Registrant's mortgage loan requires interest payments based on a fixed rate (9.03% per annum), as such the Registrant does not have any market risk of interest rate volatility. The Registrant does not believe that it has any risks related to derivative financial instruments.

Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Registrant's financial statements.

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

        In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not affect the Registrant's financial statements.

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

The Registrant does not expect that this statement will have a material effect on the Registrant's financial statements.

Item 7. Financial Statements

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2001

                                      INDEX


                                                                          Page
                                                                          ----

Independent Auditors' Report...............................................16

Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000...............17

Consolidated Statements of Operations for the Years Ended
December 31, 2001 and 2000.................................................18

Consolidated Statements of Partners' Equity (Deficit)
for the Years Ended December 31, 2001 and 2000.............................19

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001 and 2000.................................................20

Notes to Consolidated Financial Statements.................................21

                          Independent Auditors' Report


To the Partners
Nantucket Island Associates Limited Partnership and Subsidiaries



We have audited the accompanying consolidated balance sheets of Nantucket Island Associates Limited Partnership (the "Partnership") and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Island Associates Limited Partnership and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ Imowitz Koenig & Co., LLP


New York, New York
February 20, 2002

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                           DECEMBER 31,
                                                           ---------------------------------------------

ASSETS                                                              2001                     2000
------                                                     ---------------------    --------------------
Cash and cash equivalents                                   $             4,155     $             5,541
Accounts receivable                                                         161                     129
Real estate tax escrow and other current assets                             901                     415
                                                           ---------------------    --------------------

      Total current assets                                                5,217                   6,085

Property and equipment, net of accumulated depreciation
   of $8,387 (2001) and $7,810 (2000)                                    16,747                  17,264

Deferred rent receivable                                                    410                     380
Deferred costs, net of accumulated amortization of
   $1,470 (2001) and $1,314 (2000)                                          966                   1,122
                                                           ---------------------    --------------------

         Total assets                                      $             23,340     $            24,851
                                                           =====================    ====================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and other liabilities                      $               775     $               884
Current maturity of  long-term debt                                         143                     130
Related party note payable                                                1,300                   1,300
                                                           ---------------------    --------------------

      Total current liabilities                                           2,218                   2,314

Long-term debt                                                           18,422                  18,566
                                                           ---------------------    --------------------

         Total liabilities                                               20,640                  20,880
                                                           ---------------------    --------------------

Commitments and Contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
      issued, and outstanding                                            13,696                  14,943

      General partners' (deficit)                                       (10,996)                (10,972)
                                                           ---------------------    --------------------

         Total partners' equity                                           2,700                   3,971
                                                           ---------------------    --------------------

         Total liabilities and partners' equity             $            23,340     $            24,851
                                                           =====================    ====================


                 See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                                           DECEMBER 31,
                                                           ---------------------------------------------

                                                                   2001                    2000
                                                           ---------------------   ---------------------
Revenue:

      Commercial rental operations                         $              4,692     $             4,470
                                                           ---------------------   ---------------------

         Total revenue                                                    4,692                   4,470
                                                           ---------------------   ---------------------

Operating expenses:

      Commercial rental                                                     755                     676
      Real estate taxes                                                     497                     457
      Insurance                                                             285                     192
      Management and administrative                                         411                     388
      Legal and professional fees                                           674                     336
      Amortization                                                          138                     133
      Depreciation                                                          577                     572
                                                           ---------------------   ---------------------

         Total operating expenses                                         3,337                   2,754
                                                           ---------------------   ---------------------

Income from operations                                                    1,355                   1,716
                                                           ---------------------   ---------------------

Other income (expense):
      Interest income                                                       157                     285
      Interest expense                                                   (1,783)                 (1,727)
      Gain on sale of properties                                              -                     131
                                                           ---------------------   ---------------------

         Total other (expense), net                                      (1,626)                 (1,311)
                                                           ---------------------   ---------------------

Net (loss) income before extraordinary loss                                (271)                    405

Extraordinary loss on extinguishment of debt                                  -                     (92)
                                                           ---------------------   ---------------------

Net (loss) income                                          $               (271)    $               313
                                                           =====================   =====================

Net (loss) income allocated to general partners            $                (14)    $               140
                                                           =====================   =====================

Net (loss) income allocated to limited partners            $               (257)    $               173
                                                           =====================   =====================

Net income (loss) per limited partnership unit:

      (Loss) income before extraordinary item              $            (327.39)    $            331.72

      Extraordinary item - loss on extinguishment of debt                     -                 (111.34)
                                                           ---------------------   ---------------------

      Net (loss) income                                    $            (327.39)    $            220.38
                                                           =====================   =====================

Distribution per unit of limited partner interest          $           1,261.15     $          6,184.71
                                                           =====================   =====================



                 See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                        (In Thousands, Except Unit Data)

                                     Units of             Investor
                                      Limited              Limited                 General                  Total
                                    Partnership           Partners'               Partners'               Partners'
                                     Interest              Equity                  Deficit                  Equity
                                 -----------------  ---------------------   ---------------------    --------------------

Balance - January 1, 2000                     785   $             19,625    $            (11,063)    $             8,562

Distribution                                                      (4,855)                    (49)                 (4,904)

Net (loss)                                                           173                     140                     313
                                 -----------------  ---------------------   ---------------------    --------------------

Balance - December 31, 2000                   785   $             14,943    $            (10,972)    $             3,971

Distribution                                    -                   (990)                    (10)                 (1,000)

Net (loss)                                      -                   (257)                    (14)                   (271)
                                 -----------------  ---------------------   ---------------------    --------------------

Balance - December 31, 2001                   785   $             13,696    $            (10,996)    $             2,700
                                 =================  =====================   =====================    ====================



                 See notes to consolidated financial statements

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                      DECEMBER 31,
                                                                      ----------------------------------------------

                                                                                2001                   2000
                                                                      ----------------------------------------------
CASH FLOWS FROM  OPERATING ACTIVITIES:

Net (loss) income                                                     $               (271)    $                313
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
      Depreciation and amortization                                                    733                      722
      Gain on sale of properties                                                         -                     (131)
      Extraordinary loss on extinguishment of debt                                       -                       92

Changes in operating assets and liabilities:

         Accounts receivable                                                           (32)                     (75)
         Real estate tax escrow and other current assets                              (486)                     159
         Deferred rent receivable                                                      (30)                     (27)
         Accounts payable and other liabilities                                       (109)                     155
                                                                      ---------------------    ---------------------

Net cash (used in) provided by operating activities                                   (195)                   1,208
                                                                      ---------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Decrease in restricted cash reserves                                               -                    3,077
      Expenditures for property and equipment                                          (60)                     (79)
      Net proceeds from sale of properties                                               -                      131
                                                                      ---------------------    ---------------------

Net cash (used in) provided by investing activities                                    (60)                   3,129
                                                                      ---------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Satisfaction of mortgage payable                                                   -                  (11,624)
      Proceeds from mortgage refinancing                                                 -                   18,500
      Principal payments on long-term debt                                            (131)                    (123)
      Deferred costs paid                                                                -                     (745)
      Distributions to partners                                                     (1,000)                  (4,904)
                                                                      ---------------------    ---------------------

Net cash (used in) provided by financing activities                                 (1,131)                   1,104
                                                                      ---------------------    ---------------------

Net (decrease) increase in cash and cash equivalents                                (1,386)                   5,441

Cash and cash equivalents, beginning of year                                         5,541                      100
                                                                      ---------------------    ---------------------

Cash and cash equivalents, end of year                                $              4,155     $              5,541
                                                                      =====================    =====================

Supplemental Information -
      Cash paid for interest                                          $              1,916     $              1,580

                                                                      =====================    =====================



                 See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

        Nantucket Island Associates Limited Partnership (the "Partnership") was formed on December 17, 1986 under the laws of Delaware for the purpose of owning a 99.98% beneficial interest in Sherburne Associates a Massachusetts general partnership. Sherburne Associates was converted to a Delaware limited liability company ("Sherburne"), known as Sherburne Associates, LLC, in January 2000. Sherburne owns commercial rental properties on Nantucket Island, Massachusetts.

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

        In accordance with the Amended and Restated Partnership Agreement of the Partnership, income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Gain on sale of properties is allocated to the General Partner until the general partner no longer has a negative capital account. Cash flow is distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their invested capital (as defined in the Agreement) and the balance, if any, 95% to the limited partners, and 5% to the General Partner.

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Deferred Costs

        Deferred costs consist of mortgage costs and costs related to the acquisition of the Partnership's properties.

        Deferred mortgage costs which consist of a commitment fee, legal and professional fees, and title insurance, are amortized using the straight-line method over the term of the related agreement. The amortization relating to the commitment fee is charged to interest expense. The amortization charged to interest expense was $18,000 and $17,000 for the years ended December 31, 2001 and 2000, respectively. Costs related to the acquisition of the Partnership's investment in the properties are amortized primarily over 19 years.

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Extraordinary Loss

        The unamortized deferred costs of $92,000 on the refinanced loan were expensed as extraordinary loss on extinguishment of debt during the year ended, December 31, 2000.

        Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

        In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. There was no effect from this statement on the Partnership's financial statements.

        In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not affect the Partnership's financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recently Issued Accounting Standards (Continued)

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

        Reclassification

        Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

2.      PROPERTY AND EQUIPMENT

        Investment Properties and Accumulated Depreciation:

                                                                               2001                     2000
                                                                      ------------------------  ---------------------
         Land                                                         $             9,298,000   $          9,298,000
         Buildings, improvements and personal property                             15,836,000             15,776,000
                                                                      ------------------------  ---------------------
                                                                                   25,134,000             25,074,000
         Less:  accumulated depreciation                                           (8,387,000)           (7,810,000)
                                                                      ------------------------- ---------------------
                  Property and equipment, net                         $            16,747,000   $         17,264,000
                                                                      ========================  =====================

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

3.      SALE OF PROPERTIES

        On July 24, 2000, the Partnership sold to an unaffiliated third party the land located at Nicols and Surrey Road for approximately $150,000. The Partnership incurred closing costs of approximately $19,000 and realized a gain of $131,000 on the sale.

4.      LONG-TERM DEBT

        The following is a summary of the Partnership's debt at December 31:

                                                                      2001                        2000
                                                             -----------------------    ------------------------
           Mortgage loan                                     $            18,323,000    $             18,431,000
           Note payable - related party                                    1,300,000                   1,300,000
           Other mortgage notes payable                                      242,000                     265,000
                                                             -----------------------    ------------------------
           Total long-term debt                                           19,865,000                  19,996,000
           Less:  current maturity of long term debt                      (1,443,000)                  (1,430,000)
                                                             -----------------------    ------------------------

                    Long-term debt                           $            18,422,000    $             18,566,000
                                                             =======================    ========================

        Mortgage Loan

        On February 2, 2000, the Partnership refinanced the $12,000,000 floating rate loan secured by the properties. The new mortgage loan, in the principal amount of $18,500,000, requires monthly payments of interest at 9.03% (fixed rate) and principal based on a 30 year amortization schedule and matures 2010, with a balloon payment of approximately $16,968,000. Monthly principal and interest payments are $149,255. An additional $60,508 per month payment is required for real estate tax escrows and reserves. The Partnership incurred approximately $823,000 in fees and expenses (of which approximately $78,000 was paid in 1999) in connection with the refinancing. Prepayment of the loan is permitted only if certain conditions required by the loan agreement are met after the third year of the loan. The General Partner has guaranteed $4,823,000 of the loan. The Partnership received approximately $5,519,000 after the satisfaction of the former loan, payment of closing costs, escrows and reserves. An affiliate of the general partner earned $185,000 in refinancing fees.

        Aggregate principal maturities due on long-term debt at December 31, 2001 are as follows:

                         2002                           $         143,000
                         2003                                     155,000
                         2004                                     164,000
                         2005                                     181,000
                         2006                                     189,000

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

4.      LONG-TERM DEBT (Continued)

        An affiliate of the General Partners loaned $1,300,000 to the Partnership in connection with the sale of properties during 1998. The note, which is payable on demand, bears interest at six percent. Accrued interest amounted to $58,000 and $199,000 for the years ended December 31, 2001 and 2000, respectively, and is included in accounts payable and other liabilities.

5.      RENTAL INCOME UNDER OPERATING LEASES

        The aggregate future minimum lease payments under non-cancelable operating leases at December 31, 2001 are as follows:

                      2002                $               3,911,000
                      2003                                2,735,000
                      2004                                1,930,000
                      2005                                  988,000
                      2006                                  385,000
                      Thereafter                            334,000
                                          --------------------------

                                          $              10,283,000
                                          ==========================

        The leases for the majority of the commercial properties provide for contingent rentals, which are based on sales volume or other activity-related criteria, and include property tax escalation clauses. Aggregate future lease rentals do not include these contingent rental or escalation amounts. Contingent rentals amounted to approximately $227,000 and $260,000, for the years ended December 31, 2001 and 2000, respectively, and are included in commercial rental income. The Partnership recognizes contingent rental income when earned.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

6.      TRANSACTIONS WITH RELATED PARTIES

        The Partnership and Sherburne have paid or accrued charges by and commitments to companies affiliated by common ownership and management with the General Partners. Related-party transactions with WFA and its affiliates include the following for the years ended December 31:

                                                                 2001                 2000
                                                           -----------------     ----------------

               Partnership administration fee              $        320,000      $       302,000

               Management Fees                                       90,000               86,000

               Reimbursement for administrative expenses             57,000               54,000

               Interest expense                                      78,000               78,000

               Refinancing fee                                            -              185,000

        An affiliate of the General Partners loaned $1,300,000 to the Partnership in connection with the sale of properties during 1998. The note, which is payable on demand, bears interest at six percent. Accrued interest amounted to $58,000 and $199,000 for the years ended December 31, 2001 and 2000, respectively, and is included in accounts payable and other liabilities. Also included in accounts payable and other liabilities, is an additional $384,000 due to the general partners and affiliates at December 31, 2001 and 2000.

7.      COMMITMENTS AND CONTINGENCIES

        Environmental Cleanup Costs

        The General Partner was aware at the time of acquisition of the properties that petroleum products had seeped into certain sections of the properties. Under Massachusetts law, the owner of such property is responsible for the entire cost of the remediation of such hazardous wastes. In connection with the Partnership's acquisition of Sherburne, the sellers indemnified the Partnership for one-half of the expenses incurred by it in connection with the clean-up operations for a maximum aggregate amount of $1,250,000.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

7.      COMMITMENTS AND CONTINGENCIES (Continued)

        Environmental Cleanup Costs (Continued)

        The sellers deposited $1,250,000 in escrow as security for the sellers' indemnification. The Partnership has incurred approximately $148,000 to date, as its one-half share of clean-up costs. These costs included expenses of removing certain underground tanks from the Properties and the professional services of engineers in analyzing the potential costs of future clean-up and serving as the Partnership's representatives in discussions with the Massachusetts Department of Environmental Protection in determining the best course of action.

        Based on the magnitude of the cost incurred during the last few years, the current status of the project, and management's experience with other environmental clean-up projects, management believes that the future costs related to the environmental clean-up will not have a material impact on the Partnership's financial statements.

        Contingent Purchase Price Payments

        Under agreements entered into at the time of the Partnership's acquisition of Sherburne, at the time of a sale or refinancing of the Properties or any portion thereof, Sherburne is obligated to make a payment (the "Contingent Purchase Price Payment") to the sellers equal to 12% of the amount by which the proceeds from the sale or refinancing exceed the Agreed Base Value of the Properties (as defined in the agreement) or the parcel, as adjusted. The aggregate Agreed Base Value of the Properties, which was determined by the parties at the time of the acquisition, was approximately $50,800,000, which amount has been allocated over the various parcels of the Properties. In determining the amount, if any, by which the amount of the sale or refinancing proceeds exceeds the Agreed Base Value of the Properties or the parcels being sold, the following amounts will be added to the Agreed Base Value of the Properties or the parcel being sold: (i) the out-of-pocket expenses incurred by the Partnership in connection with any such sale or refinancing; (ii) amounts expended on capital improvements of the Properties or such parcels by Sherburne; (iii) amounts expended by Sherburne on the Properties as a whole for environmental cleanup; and
        (iv) any prepayment or other penalty in connection with the sale. After December 31, 1997, the sellers may require Sherburne to purchase the sellers' rights to receive the Contingent Purchase Price Payments (the "Put Option"). After December 31, 2000, Sherburne may require the sellers to sell such rights to Sherburne (the "Call Option"). Upon the exercise of either the Put Option or the Call Option, Sherburne shall pay the fair market value of such rights to the sellers. The fair market value shall be determined by the agreement of Sherburne and the sellers or, if no such agreement can be reached,

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

7.      COMMITMENTS AND CONTINGENCIES (Continued)

        Contingent Purchase Price Payments (Continued)

        by an independent appraiser. The sellers were not entitled to any contingent purchase price payments for the refinancing or sale of the properties for the years ended December 31, 2001 and 2000.

        Based on the fair value of the remaining properties, the Partnership believes that it will not be obligated to make any Contingent Purchase Price Payments upon sale of the remaining properties.

        Capital Improvements

        As owner of the commercial properties along the wharf, the Partnership is responsible for maintaining the bulkheads. The Partnership anticipates spending approximately $3,500,000 over the next five years for bulkhead replacement. The Partnership expects to utilize its cash reserves and cash flow from operations to fund these improvements.

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

8.      TAXABLE INCOME

        The taxable income of the Partnership, the Operating Partnership and Sherburne differs from the consolidated net income reported for financial reporting purposes, primarily due to timing differences in the recognition of depreciation and amortization expense, commercial rental revenue and gain on sale for tax purposes. A reconciliation of consolidated net income for financial reporting purposes to federal income tax basis net income for the years ended December 31, 2001 and 2000 is as follows:


                                                                                        2001                  2000
                                                                                  ==================    ==================

Consolidated net (loss) income for financial reporting purposes                   $       (271,000)     $         313,000

Tax basis amortization over that used for financial reporting purposes                          -                (194,000)

Tax basis depreciation over that used for financial reporting purposes                    (287,000)              (284,000)

Expense for financial  reporting  purposes not  recognized  for tax reporting                   -                 152,000
purposes

Revenue for financial  reporting  purposes not  recognized  for tax reporting              (51,000)              (37,000)
purposes                                                                          ------------------    ------------------

Federal income tax basis net income                                               $       (609,000)     $        (50,000)
                                                                                  ==================    ==================

        Partners' capital account balances for federal income tax purposes were approximately $9,748,000 and $11,358,000 as of December 31, 2001 and 2000, respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2001 or 2000 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        The Registrant has no officers or directors. The General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2002, the names of the directors and executive officers of the General Partner and the position held by each of them, are as follows:

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

        Michael L. Ashner, age 49, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner also currently serves as a Director of Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

        Thomas C. Staples, age 46, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

        Peter Braverman, age 50, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was

President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries.

        Patrick J. Foye, age 44, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President and director of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

        Carolyn Tiffany, age 35, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

        One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; and Fairfield Inn by Marriott Limited Partnership.

        In addition, each of the foregoing officers and directors other than Mr. Foye hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and AP-PCC III, L.P., entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The Registrant has issued and outstanding Units of Limited Partnership Interests (the "Units") are not voting securities, except that the consent of the holders of the Units and is required to approve or disapprove certain transactions, including the removal of a General Partner, the amendment of the Registrant partnership agreement, the dissolution or sale of all or substantially all of the assets of the Registrant, or any material amendment to the Registrant's agreement proposed by the General Partner. No holder of Units owns beneficially more than 5% of the Units.

        The following table sets forth the ownership interest of affiliates of the General Partner in the Partnership.

Holder                                                           Number of Units Held           Percent of Units Held
------                                                           --------------------           ---------------------
Win Partner Interest LLC                                                        24.25                           3.09%
Win Partner Interest II LLC                                                      2.00                             <1%
Zero Main Associates Limited Partnership                                         2.00                             <1%
Winthrop Financial Associates                                                    7.50                             <1%

The principal business address of each of the foregoing is 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

        There exists no arrangement, known to the Registrant, which would result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.

        The Registrant, the Operating Partnership and Sherburne have incurred charges by and commitments to companies affiliated by common ownership and management with the General Partner. Related party transactions with WFA and its affiliates included the following for the years ended December 31, 2001 and 2000:


                     Type of Fee                        2001             2000
                     -----------                        ----             ----

    Partnership Administration Fee                   $300,000         $302,000
    Management Fees                                    90,000           86,000
    Reimbursement for administrative expenses          57,000           54,000
    Refinancing Fee                                        --          185,000

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

        An affiliate of the General Partner loaned $1,300,000 to the Registrant in connection with the sale of properties in 1998. The note, which is payable on demand, bears interest at 6% per annum. Accrued interest amounted to $58,000 and $199,000 for the years ended December 31, 2001 and 2000, respectively.

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


                                        NANTUCKET ISLAND ASSOCIATES
                                        LIMITED PARTNERSHIP

                                        By:  THREE WINTHROP PROPERTIES, INC.
                                             Managing General Partner



                                              By: /s/  Michael L. Ashner
                                              --------------------------
                                                       Michael Ashner
                                                       Chief Executive Officer

                                                       Date:  March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature/Name              Title                              Date
--------------              -----                              ----


/s/ Michael Ashner          Chief Executive Officer            March 29, 2002
------------------          and Director
Michael Ashner


/s/ Thomas Staples          Chief Financial Officer            March 29, 2002
-------------------
Thomas Staples


/s/ Peter Braverman         Executive Vice President           March 29, 2002
-------------------         and Director                       --------------
Peter Braverman

                                Index to Exhibits


Number                          Exhibit                                  Page
------                          -------                                  ----

3,4.         Amended and Restated Limited Partnership Agreement           (3)
             of Nantucket Island Associates Limited Partnership dated November 8, 1996

4.           Amended and Restated Certificate of Limited                  (1)
             Partnership of Nantucket Island Associates Limited
             Partnership, as filed with Secretary of State of Delaware on April 23, 1987

10(a)        Collateral Assignment of Contracts by and between            (2)
             NIA Operating Associates Limited Partnership,
             Sherburne Associates and Bankers Trust Company dated as of April 28, 1989

10(b)        Hazardous Substance Agreement and Indemnity from             (2)
             Sherburne Associates, Sherburne Associates Realty
             Trust and Winthrop Financial Associates, A Limited
             Partnership to Bankers Trust Company dated April
             28, 1989

10(c)        Note, dated February 26, 1997, in the principal              (4)
             amount of $24,200,000, from Sherburne Associates and Sherburne Associates Realty Trust to The First
             National Bank of Boston ("Bank of Boston")

10(d)        Loan Agreement, dated February 26, 1997, between             (4)
             Sherburne Associates Realty Trust and Sherburne
             Associates, as borrowers, and Bank of Boston, as lender

10(e)        Mortgage and Security Agreement, dated as of                 (4)
             February 26, 1997, among Sherburne Associates
             Realty Trust and Sherburne Associates, and Bank of
             Boston

10(f)        Indemnity Agreement Regarding Hazardous Materials,           (4)
             dated as of February 26, 1997, among Sherburne
             Associates Realty Trust and Sherburne Associates, and Bank of Boston

10(g)        Unconditional Guaranty of Payment and Performance            (4)
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

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 22, 1989

(3) Incorporated by reference to Exhibit 4.1 to Amendment No 1 to Registrant's Registration Statement on Form S-3 (Registration No. 33-07571), as filed with the Securities Exchange Commission on September 20, 1996

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996