Form 10QSB
period 2002-03-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2002-05-15
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865

                 Nantucket Island Associates Limited Partnership
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Massachusetts                              04-2948435
---------------------------------------   --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)

   P.O. Box 9507, 7 Bulfinch Place,
         Suite 500, Boston, MA                          02114-9507
---------------------------------------   --------------------------------------
(Address of principal executive office)                 (Zip Code)

       Registrant's telephone number, including area code   (617) 570-4600
                                                         -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No  [ ]


                                     1 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                  MARCH 31,                DECEMBER 31,
Assets                                                                              2002                       2001
                                                                             ---------------------    --------------------
Cash and cash equivalents                                                    $              3,755     $             4,155
Accounts receivable                                                                           343                     161
Real estate tax escrow and other current assets                                               910                     901
                                                                             ---------------------    --------------------

      Total current assets                                                                  5,008                   5,217

Property and equipment, net of accumulated depreciation
   of $8,532 (2002) and $8,387 (2001)                                                      16,696                  16,747

Deferred rent receivable                                                                      413                     410
Deferred costs, net of accumulated amortization of
   $1,509 (2002) and $1,470 (2001)                                                            926                     966
                                                                             ---------------------    --------------------

         Total assets                                                        $             23,043     $            23,340
                                                                             =====================    ====================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Accounts payable and other liabilities                                       $                914     $               775
Current maturity of  long-term debt                                                           150                     143
Related party note payable                                                                  1,300                   1,300
                                                                             ---------------------    --------------------

      Total current liabilities                                                             2,364                   2,218

Long-term debt                                                                             18,374                  18,422
                                                                             ---------------------    --------------------

         Total liabilities                                                                 20,738                  20,640
                                                                             ---------------------    --------------------

Commitments and Contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
      issued, and outstanding                                                              13,321                  13,696

      General partners' (deficit)                                                         (11,016)                (10,996)
                                                                             ---------------------    --------------------

         Total partners' equity                                                             2,305                   2,700
                                                                             ---------------------    --------------------

         Total liabilities and partners' equity                              $             23,043     $            23,340
                                                                             =====================    ====================

                 See notes to consolidated financial statements.

                                     2 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)                                                      FOR THE THREE MONTHS ENDED
                                                                                MARCH 31, 2002           MARCH 31, 2001
                                                                             ---------------------    --------------------
Revenue:
      Commercial rental operations                                           $                748     $               732
                                                                             ---------------------    --------------------

         Total revenue                                                                        748                     732
                                                                             ---------------------    --------------------

Operating expenses:

      Commercial rental                                                                       125                     120
      Real estate taxes                                                                       138                     120
      Insurance                                                                                83                      70
      Management and administrative                                                            95                      94
      Legal and professional fees                                                             119                      57
      Amortization                                                                             35                      34
      Depreciation                                                                            144                     143
                                                                             ---------------------    --------------------

         Total operating expenses                                                             739                     638
                                                                             ---------------------    --------------------

Income from operations                                                                          9                      94
                                                                             ---------------------    --------------------

Other income (expense):
      Interest income                                                                          15                      64
      Interest expense                                                                       (419)                   (441)
                                                                             ---------------------    --------------------

         Total (expense), net                                                                (404)                   (377)
                                                                             ---------------------    --------------------

Net loss                                                                     $               (395)    $              (283)
                                                                             =====================    ====================

Net loss allocated to general partners                                       $                (20)    $               (14)
                                                                             =====================    ====================

Net loss allocated to limited partners                                       $               (375)    $              (269)
                                                                             =====================    ====================

Net loss per partnership unit:

Net loss                                                                     $            (477.71)    $           (342.68)
                                                                             =====================    ====================

                 See notes to consolidated financial statements.

                                     3 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2002
                          ----------------------------


CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                             UNITS OF                INVESTOR
                                              LIMITED                LIMITED                  GENERAL                 TOTAL
                                            PARTNERSHIP             PARTNERS'                PARTNERS'              PARTNERS'
                                             INTEREST                 EQUITY                  DEFICIT                EQUITY
                                         -----------------    ----------------------    -------------------   ---------------------

Balance - January 1, 2002                             785     $              13,696     $          (10,996)   $              2,700
      Net loss                                          -                      (375)                   (20)                   (395)
                                         -----------------    ----------------------    -------------------   ---------------------
Balance - March 31, 2002                              785     $              13,321     $          (11,016)   $              2,305
                                         =================    ======================    ===================   =====================

                 See notes to consolidated financial statements.

                                     4 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

(IN THOUSANDS)                                                                        FOR THE THREE MONTHS ENDED
                                                                                MARCH 31, 2002           MARCH 31, 2001
                                                                             ---------------------    --------------------
Cash Flows from Operating Activities:

Net loss                                                                     $               (395)    $              (283)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation and amortization                                                           184                     182

Changes in assets and liabilities:
      Accounts receivable                                                                    (182)                    (80)
      Real estate tax escrow and other current assets                                          (9)                   (112)
      Deferred rent receivable                                                                 (3)                     16
      Accounts payable and other liabilities                                                  139                    (127)
                                                                             ---------------------    --------------------

      Net cash used in by operating activities                                               (266)                   (404)
                                                                             ---------------------    --------------------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                                                 (93)                     (9)
                                                                             ---------------------    --------------------

      Cash used in investing activities                                                       (93)                     (9)
                                                                             ---------------------    --------------------

Cash Flows from Financing Activities:

      Principal payments on long-term debt                                                    (41)                    (37)
                                                                             ---------------------    --------------------

      Cash used in financing activities                                                       (41)                    (37)
                                                                             ---------------------    --------------------

Net change in cash and cash equivalents                                                      (400)                   (450)

Cash and cash equivalents, beginning of period                                              4,155                   5,541
                                                                             ---------------------    --------------------

Cash and cash equivalents, end of period                                     $              3,755     $             5,091
                                                                             =====================    ====================

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                                  $               417     $               637
                                                                             =====================    ====================

                 See notes to consolidated financial statements.

                                     5 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2002
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   GENERAL

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 2002 presentation. The balance sheet at December 31, 2001 was derived from audited financial statements at such date.

     Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds, and second, to any partner having a negative balance in their capital account.

     Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

     The results of operations for the three months ended March 31, 2002 and 2001 are not indicative of the results to be expected for the full year due to the seasonal nature of the Partnership's business.

2.   RELATED PARTY TRANSACTIONS

     The following transactions with affiliates of the General Partner were charged to expense during the three month periods ended March 31, 2002 and 2001:

                                                    For the Three Months Ended
                                                           March 31,
                                                    --------------------------
                                                      2002             2001
                                                    ----------      ----------
      Partnership administration fee                $   85,000      $   80,000
      Management fee                                    10,000          13,000
      Reimbursement for administration expenses         16,000          18,000
      Interest expense                                  19,000          19,000


                                     6 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2002

ITEM2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         Liquidity and Capital Resources
         -------------------------------

         The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $400,000 at March 31, 2002, as compared to December 31, 2001. The decrease in cash and cash equivalents of $400,000 consisted of $266,000 used in operating activities, $41,000 of principal payments on long term debt (financing activities) and $93,000 of improvements to property and equipment (investing activities). At March 31, 2002, the Registrant's cash balance was $3,755,000. The cash balance is primarily invested in money market accounts.

         As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $3,500,000 over the next five years for bulkhead replacement. The Registrant expects to utilize cash flow from operations and cash reserves to fund these improvements.

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

         The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates.

                                     7 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2002
                          ----------------------------

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Liquidity and Capital Resources (Continued)
         -------------------------------------------

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

         Results of Operations
         ---------------------

         The Registrant experienced a net loss of $395,000 for the three months ended March 31, 2002, as compared to net loss of $283,000 for the three months ended March 31, 2001 as a result of increases in operating expenses and other expenses which more than offset an increase in rental revenue.

         Operating expenses increased by $101,000 for the three months ended March 31, 2002, as compared to 2001, primarily because of increases in legal and professional fees of $62,000, real estate taxes of $18,000, and insurance expense of $13,000. Legal and professional fees increased by $62,000 due to the legal fees incurred in connection with the previously mentioned lawsuits. Real estate taxes increase by $18,000 due to an increase in assessed value of the water front properties. Insurance expense increased by $13,000 because of an increase in rates.

         Other expenses increased by $27,000 as a result of a decrease in interest income of $49,000 which was partially offset by a decrease in interest expense of $22,000. Interest income decreased primarily due to lower interest rates. Interest expense decreased due to the decreased mortgage balance, as a result of principal payments on the debt.

         The Partnership was not directly affected by the events of the September 11th terrorist attacks, however, the attacks have had a negative effect on the economy which was already considered to be in a recession. The Partnership could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increase operating costs.

         The results of operations in future periods may differ from the results of operations for the period ended March 31, 2002 as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

                                     8 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2002
                          ----------------------------

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Quantitative and Qualitative Disclosures of Market Risk

         The Registrant's mortgage loan requires interest payments based on a fixed rate (9.03% per annum), as such the Registrant does not have any market risk of interest volatility. The Registrant does not believe that it has any risks related to derivative financial instruments.

         Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. There is no effect from this statement on the Partnership's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. There is no effect from this statement on the Partnership's financial statements, although in future periods sales of properties would be presented in a manner similar to discontinued operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, an amendment of Accounting Principals Board Opinion ("APB") No. 30 "Reporting the Results of Operations Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)"is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

                                     9 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2002
                          ----------------------------

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits - none.

         (b) Reports on Form 8K: No report on Form 8-K was filed during the period.








                                    10 of 11

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2002
                          ----------------------------

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


                                        BY: THREE WINTHROP PROPERTIES, INC.
                                            -------------------------------
                                            Managing General Partner



                                            BY: /s/ Michael L. Ashner
                                                --------------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer



                                            BY: /s/ Thomas Staples
                                                --------------------------------
                                                Thomas Staples
                                                Chief Financial Officer



                                            Dated: May 15, 2002





                                    11 of 11