Form 10QSB
period 2002-06-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2002-08-14
CIK 832479

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865

                 Nantucket Island Associates Limited Partnership
        (Exact name of small business issuer as specified in its charter)

       Massachusetts                                    04-2948435
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

     7 Bulfinch Place,
    Suite 500, Boston, MA                               02114-9507
--------------------------------------      ------------------------------------
(Address of principal executive office)                  (Zip Code)

    Registrant's telephone number, including area code    (617) 570-4600
                                                       -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]




                                     1 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2002

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                          JUNE 30, 2002  DECEMBER 31,
                                                           (UNAUDITED)       2001
                                                          -------------  ------------
Assets
Cash and cash equivalents                                   $  2,446      $  4,155
Accounts receivable                                              208           161
Real estate tax escrow and other current assets                1,083           901
                                                            --------      --------

      Total current assets                                     3,737         5,217

Property and equipment, net of accumulated depreciation
   of $8,676 (2002) and $8,387 (2001)                         16,876        16,747

Deferred rent receivable                                         416           410
Deferred costs, net of accumulated amortization of
   $1,549 (2002) and $1,470 (2001)                               887           966
                                                            --------      --------

         Total assets                                       $ 21,916      $ 23,340
                                                            ========      ========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and other liabilities                      $    800      $    775
Current maturity of  long-term debt                              152           143
Related party note payable                                     1,300         1,300
                                                            --------      --------

      Total current liabilities                                2,252         2,218

Long-term debt                                                18,340        18,422
                                                            --------      --------

         Total liabilities                                    20,592        20,640
                                                            --------      --------

Commitments and contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
      issued, and outstanding                                 12,389        13,696

      General partners' deficit                              (11,065)      (10,996)
                                                            --------      --------

         Total partners' equity                                1,324         2,700
                                                            --------      --------

         Total liabilities and partners' equity             $ 21,916      $ 23,340
                                                            ========      ========



                 See notes to consolidated financial statements.

                                     2 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2002

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                         FOR THE SIX MONTHS ENDED
                                                       JUNE 30, 2002  JUNE 30, 2001
                                                       -------------  -------------
Revenue:

      Commercial rental operations                      $    1,552      $  1,549
                                                        ----------      --------

         Total revenue                                       1,552         1,549
                                                        ----------      --------

Operating expenses:

      Commercial rental                                        302           294
      Real estate taxes                                        275           255
      Insurance                                                180           140
      Management and administrative                            197           187
      Legal and professional fees                              767           113
      Amortization                                              69            69
      Depreciation                                             289           286
                                                        ----------      --------

         Total operating expenses                            2,079         1,344
                                                        ----------      --------

(Loss) income from operations                                 (527)          205
                                                        ----------      --------

Other income (expense):
      Interest and other income                                 32           103
      Interest expense                                        (881)          (886)
                                                        ----------      --------
         Total expense, net                                   (849)          (783)
                                                        ----------      --------

Net loss                                                   $(1,376)     $    (578)
                                                        ==========      ========

Net loss allocated to general partners                  $      (69)     $     (29)
                                                        ==========      ========

Net loss allocated to limited partners                  $   (1,307)     $    (549)
                                                        ==========      ========

Net loss per limited partnership unit                   $(1,664.97)     $ (699.36)
                                                        ==========      =========

Distributions per unit of limited partnership interest  $      --       $1,261.15
                                                        ==========      =========




                 See notes to consolidated financial statements.

                                     3 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                       FOR THE THREE MONTHS ENDED
                                                      JUNE 30, 2002  JUNE 30, 2001
                                                      -------------  -------------
Revenue:

      Commercial rental operations                      $      804    $     817
                                                        ----------    ---------

         Total revenue                                         804          817
                                                        ----------    ---------

Operating expenses:

      Commercial rental                                        177          174
      Real estate taxes                                        137          135
      Insurance                                                 97           70
      Management and administrative                            102           93
      Legal and professional fees                              648           56
      Amortization                                              34           35
      Depreciation                                             145          143
                                                        ----------    ---------

         Total operating expenses                            1,340          706
                                                        ----------    ---------

(Loss) income from operations                                 (536)         111
                                                        ----------    ---------

Other income (expense):
      Interest and other income                                 17           39
      Interest expense                                        (462)        (445)
                                                        ----------    ---------

         Total expense, net                                   (445)        (406)
                                                        ----------    ---------

Net loss                                                $     (981)   $    (295)
                                                        ==========    =========

Net loss allocated to general partners                  $      (49)   $     (15)
                                                        ==========    =========

Net loss allocated to limited partners                  $     (932)   $    (280)
                                                        ==========    =========

Net loss per limited partnership unit                   $(1,187.26)   $ (356.69)
                                                        ==========    =========

Distributions per unit of limited partnership interest  $       --    $1,261.15
                                                        ==========    =========





                 See notes to consolidated financial statements.

                                     4 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2002

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                               UNITS OF     INVESTOR
                                LIMITED      LIMITED      GENERAL       TOTAL
                              PARTNERSHIP   PARTNERS'    PARTNERS'     PARTNERS'
                                INTEREST     EQUITY       DEFICIT       EQUITY
                              -----------   ---------    ---------     ---------
Balance - January 1, 2002          785     $ 13,696      $(10,996)     $  2,700

      Net loss                      --       (1,307)          (69)       (1,376)
                              --------     --------      --------      --------
Balance - June 30, 2002            785     $ 12,389      $(11,065)     $  1,324
                              ========     ========      ========      ========





                 See notes to consolidated financial statements.

                                     5 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

(IN THOUSANDS)

                                                        FOR THE SIX MONTHS ENDED
                                                          JUNE 30,     JUNE 30,
                                                            2002         2001
                                                          -------      -------

Cash Flows from Operating Activities:

Net loss                                                  $(1,376)     $  (578)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation and amortization                           368          364

Changes in assets and liabilities:
      Accounts receivable                                     (47)        (128)
      Real estate tax escrow and other current assets        (182)          27
      Deferred rent receivable                                 (6)         (26)
      Accounts payable and other liabilities                   25         (154)
                                                          -------      -------

      Net cash used in operating activities                (1,218)        (495)
                                                          -------      -------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                (418)         (43)
                                                          -------      -------

      Cash used in investing activities                      (418)         (43)
                                                          -------      -------

Cash Flows from Financing Activities:

      Principal payments on long-term debt                    (73)         (67)
      Distribution to partners                               --         (1,000)
                                                          -------      -------

      Cash used in financing activities                       (73)      (1,067)
                                                          -------      -------

Net change in cash and cash equivalents                    (1,709)      (1,605)

Cash and cash equivalents, beginning of period              4,155        5,541
                                                          -------      -------

Cash and cash equivalents, end of period                  $ 2,446      $ 3,936
                                                          =======      =======

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                              $   940      $   880
                                                          =======      =======



                 See notes to consolidated financial statements.

                                     6 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2002

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts from 2001 have been reclassified to conform to the June 30, 2002 presentation. The balance sheet at December 31, 2001 was derived from audited financial statements at such date.

         Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds, and second, to any partner having a negative balance in their capital account.

         The results of operations for the three and six months ended June 30, 2002 and 2001 are not indicative of the results to be expected for the full year due to the seasonal nature of the Partnership's business.

2.       RELATED PARTY TRANSACTIONS

         The following transactions with affiliates of the General Partner were charged to expense during the six month periods ended June 30, 2002 and 2001:

                                                        For the Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                           2002         2001
                                                        ----------    ----------

           Partnership administration fee                 $170,000      $160,000
           Management fee                                   27,000        27,000
           Reimbursement for administration expenses        40,000        35,000
           Interest expense                                 39,000        39,000


         Included in accounts payable and other liabilities is $384,000 due to an affiliate of the General Partner.









                                     7 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2002

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

           Liquidity and Capital Resources

           The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $1,709,000 at June 30, 2002, as compared to December 31, 2001. The decrease in cash and cash equivalents of $1,709,000 consisted of $1,218,000 used in operating activities, $73,000 of principal payments on long term debt (financing activities) and $418,000 of improvements to property and equipment (investing activities). At June 30, 2002, the Registrant's cash balance was $2,446,000. The cash balance is primarily invested in money market accounts.

           As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $3,500,000 over the next two years for bulkhead replacement. The first phase of the bulkhead replacement is expected to commence in September 2002. The Registrant expects to utilize cash flow from operations and cash reserves to fund these improvements.

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

                            FORM 10-QSB JUNE 30, 2002

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Liquidity and Capital Resources (Continued)

           There were four lawsuits filed, each purporting to represent a class of investor limited partners against the Registrant, its general partners and certain related and unrelated parties. The lawsuits claim unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, fraud, deceit, misrepresentation, conspiracy, breach of contract, negligence, and violation of Massachusetts consumer protection laws on behalf of themselves and the purported class. Two of the four lawsuits were consolidated and two have been dismissed. The plaintiffs appear to contend in substance, that a 1996 offering of preferred limited partnership units in the Registrant and the subsequent sale of certain Registrant assets violated their rights as limited partners. Discovery has been completed and trial is scheduled for November 2002. It is not possible to predict the likely outcome of this action at this time.

           Results of Operations

           The Registrant experienced a net loss of $1,376,000 for the six months ended June 30, 2002, as compared to a net loss of $578,000 for the six months ended June 30, 2001 primarily as a result of increases in operating expenses. The Registrant experienced a net loss of $981,000 for the three months ended June 30, 2002 as compared to a net loss of $295,000 for the three months ended June 30, 2001 primarily as a result of increases in operating expenses.

           Operating expenses increased by $735,000 for the six months ended June 30, 2002, as compared to 2001, primarily due to an increase in legal and professional fees of $654,000, insurance expense of $40,000 and real estate taxes of $20,000. Legal and professional fees increased by $654,000 due to legal fees incurred during the discovery phase of the previously mentioned lawsuits. Insurance expense increased by $40,000 because of an increase in rates. Real estate taxes increased by $20,000 due to an increase in the assessed value of the waterfront properties.

           Interest and other income decreased by $71,000, primarily due to lower interest rates and a decrease in cash available for investment. Interest expense decreased by $5,000 due to amortization of the mortgage principal balance.

           The Partnership was not directly affected by the events of the September 11th terrorist attacks, however, the attacks have had a negative effect on the economy which was already considered to be in a recession. The Partnership has been affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs.

           The results of operations in future periods may differ from the results of operations for the period ended June 30, 2002 as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.




                                     9 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2002

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. There is no effect from this statement on the Partnership's financial statements, although in future periods sales of properties would be presented in a manner similar to discontinued operations.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.









                                    10 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2002


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits:

               99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8K:

               No reports on Form 8-K were filed during the three months ended June 30, 2002.





                                    11 of 13

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2002

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

                         BY: THREE WINTHROP PROPERTIES, INC.
                             -------------------------------
                             Managing General Partner




                             BY: /s/ Michael L. Ashner
                                 -------------------------------
                                 Michael L. Ashner
                                 Chief Executive Officer




                             BY: /s/ Thomas C. Staples
                                 -------------------------------
                                 Thomas C. Staples
                                 Chief Financial Officer



                             Dated: August 13, 2002




                                    12 of 13