Form 10QSB
period 2002-09-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2002-11-13
CIK 832479

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865
                                                -------

                 Nantucket Island Associates Limited Partnership
                 -----------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Delaware                                 04-2948435
-----------------------------------------  -------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or organization)

            7 Bulfinch Place,
          Suite 500, Boston, MA                          02114-9507
-----------------------------------------  -------------------------------------
 (Address of principal executive office)                     (Zip Code)

  Registrant's telephone number, including area code  (617) 570-4600
                                                    ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----    -----





                                     1 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                 SEPTEMBER 30,             DECEMBER 31,
Assets                                                                               2002                     2001
                                                                              ---------------------    ---------------------
Cash and cash equivalents                                                      $             3,731     $              4,155
Accounts receivable                                                                            294                      161
Real estate tax escrow and other current assets                                                776                      901
                                                                              ---------------------    ---------------------

      Total current assets                                                                   4,801                    5,217

Property and equipment, net of accumulated depreciation
   of $8,820 (2002) and $8,387 (2001)                                                       16,846                   16,747
Deferred rent receivable                                                                       415                      410
Deferred costs, net of accumulated amortization of
   $1,588 (2002) and $1,470 (2001)                                                             848                      966
                                                                              ---------------------    ---------------------

      Total assets                                                            $             22,910     $             23,340
                                                                              =====================    =====================

Liabilities and Partners' Equity

Accounts payable and other liabilities                                         $               885     $                775
Current maturity of long-term debt                                                             155                      143
Related party note payable                                                                   1,300                    1,300
                                                                              ---------------------    ---------------------

      Total current liabilities                                                              2,340                    2,218

Long-term debt                                                                              18,305                   18,422
                                                                              ---------------------    ---------------------

      Total liabilities                                                                     20,645                   20,640
                                                                              ---------------------    ---------------------

Commitments
Partners' equity:
      Limited partners' equity, 785 units authorized, issued,
         and outstanding                                                                    13,283                   13,696
      General partners' deficit                                                            (11,018)                 (10,996)
                                                                              ---------------------    ---------------------

      Total partners' equity                                                                 2,265                    2,700
                                                                              ---------------------    ---------------------

      Total liabilities and partners' equity                                   $            22,910     $             23,340
                                                                              =====================    =====================

                 See notes to consolidated financial statements.

                                     2 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002


CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                                                       2002                    2001
                                                                               ---------------------   ---------------------
Revenue:

      Commercial rental operations                                             $              3,890     $             3,825
                                                                               ---------------------   ---------------------

         Total revenue                                                                        3,890                   3,825
                                                                               ---------------------   ---------------------

Operating expenses:

      Commercial rental                                                                         457                     498
      Real estate taxes                                                                         405                     375
      Insurance                                                                                 294                     209
      Management and administrative                                                             329                     314
      Legal and professional fees                                                             1,014                     298
      Amortization                                                                              104                     105
      Depreciation                                                                              433                     428
                                                                               ---------------------   ---------------------

         Total operating expenses                                                             3,036                   2,227
                                                                               ---------------------   ---------------------

Income from operations                                                                          854                   1,598
                                                                               ---------------------   ---------------------

Other income (expense):
      Interest and other income                                                                  38                     136
      Interest expense                                                                       (1,327)                 (1,335)
                                                                               ---------------------   ---------------------

         Total other expense, net                                                            (1,289)                 (1,199)
                                                                               ---------------------   ---------------------

Net (loss) income                                                              $               (435)   $                399
                                                                               =====================   =====================

Net (loss) income allocated to general partners                                $                (22)    $                20
                                                                               =====================   =====================

Net (loss) income allocated to limited partners                                $               (413)    $               379
                                                                               =====================   =====================

Net (loss) income per limited partnership unit                                 $            (526.11)   $             482.80
                                                                               =====================   =====================

Distributions per unit of limited partnership interest                         $                  -     $          1,261.15
                                                                               =====================   =====================







                 See notes to consolidated financial statements.

                                     3 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002



CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                                                    2002                    2001
                                                                             --------------------   ---------------------
Revenue:

      Commercial rental operations                                            $            2,338      $            2,276
                                                                             --------------------   ---------------------

           Total revenue                                                                   2,338                   2,276
                                                                             --------------------   ---------------------

Operating expenses:

      Commercial rental                                                                      155                     215
      Real estate taxes                                                                      130                     120
      Insurance                                                                              114                      69
      Management and administrative                                                          132                     127
      Legal and professional fees                                                            247                     174
      Amortization                                                                            35                      36
      Depreciation                                                                           144                     142
                                                                             --------------------   ---------------------

           Total operating expenses                                                          957                     883
                                                                             --------------------   ---------------------

Income from operations                                                                     1,381                   1,393
                                                                             --------------------   ---------------------

Other income (expense):
      Interest income                                                                          6                      33
      Interest expense                                                                      (446)                   (449)
                                                                             --------------------   ---------------------

           Total other expense, net                                                         (440)                   (416)
                                                                             --------------------   ---------------------

Net income                                                                    $              941      $              977
                                                                             ====================   =====================

Net income allocated to general partners                                      $               47      $               49
                                                                             ====================   =====================

Net income allocated to limited partners                                      $              894      $              928
                                                                             ====================   =====================

Net income per limited partnership unit                                       $         1,138.85      $         1,182.17
                                                                             ====================   =====================





                 See notes to consolidated financial statements.

                                     4 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002


CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                            UNITS OF              INVESTOR
                                             LIMITED              LIMITED               GENERAL                TOTAL
                                           PARTNERSHIP           PARTNERS'             PARTNERS'             PARTNERS'
                                            INTEREST               EQUITY               DEFICIT               EQUITY
                                        -----------------   --------------------   ------------------   -------------------
Balance - January 1, 2002                            785    $            13,696    $         (10,996)   $            2,700

  Net loss                                                                 (413)                 (22)                 (435)
                                        -----------------   --------------------   ------------------   -------------------

Balance - September 30, 2002                         785    $            13,283    $         (11,018)   $            2,265
                                        =================   ====================   ==================   ===================






















                 See notes to consolidated financial statements.

                                     5 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002


CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

(IN THOUSANDS)

                                                                                             FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                                                           2002                     2001
                                                                                   ---------------------    ---------------------
Cash Flows from Operating Activities:

Net (loss) income                                                                  $               (435)    $                399
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation and amortization                                                                 551                      545

Changes in assets and liabilities:
      Accounts receivable                                                                          (133)                     (22)
      Real estate tax escrow and other current assets                                               125                     (141)
      Deferred rent receivable                                                                       (5)                     (35)
      Accounts payable and other liabilities                                                        110                      (35)
                                                                                   ---------------------    ---------------------

      Net cash provided by operating activities                                                     213                      711
                                                                                   ---------------------    ---------------------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                                                      (532)                     (72)
                                                                                   ---------------------    ---------------------

      Cash used in investing activities                                                            (532)                     (72)
                                                                                   ---------------------    ---------------------

Cash Flows from Financing Activities:

      Principal payments on long-term debt                                                         (105)                     (96)
      Distribution to partners                                                                        -                   (1,000)
                                                                                   ---------------------    ---------------------

      Cash used in financing activities                                                            (105)                  (1,096)
                                                                                   ---------------------    ---------------------

Net change in cash and cash equivalents                                                            (424)                    (457)

Cash and cash equivalents, beginning of period                                                    4,155                    5,541
                                                                                   ---------------------    ---------------------

Cash and cash equivalents, end of period                                           $              3,731     $              5,084
                                                                                   =====================    =====================

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                                        $             1,364     $              1,495
                                                                                   =====================    =====================







                 See notes to consolidated financial statements.

                                     6 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts from 2001 have been reclassified to conform to the September 30, 2002 presentation. The balance sheet at December 31, 2001 was derived from audited financial statements at such date.

         Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds, and second, to any partner having a negative balance in their capital account.

         The results of operations for the three and nine months ended September 30, 2002 and 2001 are not indicative of the results to be expected for the full year due to the seasonal nature of the Partnership's business.

2.       RELATED PARTY TRANSACTIONS

         The following transactions with affiliates of the General Partner were charged to expense during the nine month periods ended September 30, 2002 and 2001:

                                                       For the Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                            2002         2001
                                                       ------------  -----------

             Partnership administration fee            $   255,000   $  240,000
             Management fee                                 74,000       74,000
             Reimbursement for administrative expenses      61,000       52,000
             Interest expense                               58,000       58,000

         Included in accounts payable and other liabilities is $384,000 due to an affiliate of the General Partner.














                                     7 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002

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

           Liquidity and Capital Resources

           The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $424,000 at September 30, 2002, as compared to December 31, 2001. The decrease in cash and cash equivalents of $424,000 consisted of $105,000 of principal payments on long term debt (financing activities) and $532,000 of improvements to property and equipment (investing activities) which was partially offset by $213,000 provided by operating activities. At September 30, 2002, the Registrant's cash balance was $3,731,000. The cash balance is primarily invested in money market accounts.

           As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $3,500,000 over the next two years for bulkhead replacement. The first phase of the bulkhead replacement is expected to commence in October 2003 and is expected to cost approximately $1,300,000. The Registrant expects to utilize cash flow from operations and cash reserves to fund these improvements.

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






                                     8 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Liquidity and Capital Resources (Continued)


           There have been four lawsuits filed, each purporting to represent a class of investor limited partners against the Registrant, its general partners and certain related and unrelated parties. The lawsuits claim unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, fraud, deceit, misrepresentation, conspiracy, breach of contract, negligence, and violation of Massachusetts consumer protection laws on behalf of themselves and the purported class. Two of these suits were originally brought in State and Federal court in Massachusetts and have since been dismissed. The remaining two claims were consolidated and, on October 8, 2002, the Court issued a Memorandum Opinion in which it ruled on the parties' cross-motions for partial summary judgment. The Court denied the Registrant's motion for partial summary judgment. The Court also denied the plaintiffs' motion for partial summary judgment, except as to their claim that the General Partner of the Registrant breached the Registrant's Partnership Agreement by purporting to amend that agreement without the approval of the Registrant's limited partners. As to that particular claim the Court granted summary judgment to the plaintiffs as to liability. The Court's Memorandum Opinion does not address the consequences of the Court's ruling. On November 1, 2002, the Court entered an Order formalizing the rulings from its Memorandum Opinion as described above.

           The Court has set trial date for the last week of January 2003. It is not possible to predict what the likely outcome of either plaintiff's remaining claims will be or what the effect will be of the Court's ruling that the Registrant breached the Registrant's Partnership Agreement by purporting to amend that agreement without the approval of the Registrant's limited partners.

           Results of Operations

           The Registrant experienced a net loss of $435,000 for the nine months ended September 30, 2002, as compared to net income of $399,000 for the nine months ended September 30, 2001 primarily as a result of increases in operating expenses which was partially offset by an increase in commercial rental operations. The Registrant had net income of $941,000 for the three months ended September 30, 2002 as compared to net income of $977,000 for the three months ended September 30, 2001. The net income declined by $36,000 primarily due to increases in operating expenses which was partially offset by an increase in commercial rental operations.

           Rental revenue increased because of an increase in rental rates.

           Operating expenses increased by $809,000 for the nine months ended September 30, 2002, as compared to 2001, primarily due to an increase in legal and professional fees of $716,000, insurance expense of $85,000 and real estate taxes of $30,000. Legal and professional fees increased due to legal fees incurred during the discovery phase of the previously mentioned lawsuits. Insurance expense increased because of an increase in rates. Real estate taxes increased due to an increase in the assessed value of the waterfront properties.

           Interest and other income decreased by $98,000 due to lower interest rates and a decrease in cash available for investment. Interest expense decreased by $8,000 due to amortization of the mortgage principal balance.




                                     9 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002

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

           The results of operations in future periods may differ from the results of operations for the period ended September 30, 2002 as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

           Quantitative and Qualitative Disclosures of Market Risk

           The Registrant's mortgage loan requires interest payments based on a fixed rate, as such the Registrant does not have any market risk of interest volatility. The Registrant does not believe that it has any risks related to derivative financial instruments.

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





                                    10 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Recently Issued Accounting Standards (Continued)

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

           In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

ITEM 3.    CONTROLS AND PROCEDURES

           The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.














                                    11 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           In connection with the offering of preferred units by the Registrant, four lawsuits were filed, each purporting to represent a class of investor limited partners against the Registrant, its general partners and certain related and unrelated parties, claiming unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, fraud, deceit, misrepresentation, conspiracy, breach of contract, negligence, and violation of Massachusetts consumer protection laws on behalf of themselves and the purported class. Two of these lawsuits have previously been dismissed and the other two have been consolidated.

           1. In re Nantucket Island Associates Limited Partnership Unitholders Litigation, Consolidated Civil Action No. 17379-NC

           In August 1999 and November 1999, investors in the Registrant, purporting to represent a class of investor limited partners, filed an action against the general partner of the Registrant and a related entity purporting to allege claims for breach of fiduciary duty and aiding and abetting. In April 2000, plaintiff filed an Amended Complaint in which he added claims for breach of contract and unjust enrichment.

           The plaintiffs appear to contend, in substance, that a 1996 offering of preferred limited partnership units in the Registrant and the subsequent sale of certain of the Registrant's assets violated their rights as limited partners. The Court denied the defendants' motion to dismiss in which the defendants had argued that the plaintiffs lack standing to bring individual claims and that they had failed to properly plead derivative claims. The Court granted plaintiffs' motion for class certification. On August 23, 2001, the Court issued an order in which it certified as a class those individuals and entities that the named plaintiffs had sought to represent as a class.

           On October 8, 2002, the Court issued a Memorandum Opinion in which it ruled on the parties' cross-motions for partial summary judgment. The Court denied the Registrant's motion for partial summary judgment. The Court also denied the plaintiffs' motion for partial summary judgment, except as to their claim that the General Partner of the Registrant breached the Registrant's Partnership Agreement by purporting to amend that agreement without the approval of the Registrant's limited partners. As to that particular claim the Court granted summary judgment to the plaintiffs as to liability. The Court's Memorandum Opinion does not address the consequences of the Court's ruling. On November 1, 2002, the Court entered an Order formalizing the rulings from its Memorandum Opinion as described above.

           The Court has set trial date for the last week of January 2003. It is not possible to predict what the likely outcome of either plaintiff's remaining claims will be or what the effect will be of the court's ruling that the Registrant breached the Registrant's Partnership Agreement by purporting to amend that agreement without the approval of the Registrant's limited partners.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits:

                99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002.

           (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed during the three months ended September 30, 2002.

                                    12 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002

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

                                     BY:  THREE WINTHROP PROPERTIES, INC.
                                          -------------------------------
                                          Managing General Partner




                                          BY:    /s/ Michael L. Ashner
                                                 ------------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer




                                          BY:    /s/ Thomas C. Staples
                                                 ------------------------
                                                 Thomas C. Staples
                                                 Chief Financial Officer



                                          Dated: November 12, 2002







                                    13 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002

                                 CERTIFICATIONS

               I, Michael L. Ashner, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Nantucket Island Associates Limited Partnership and Subsidiaries;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

          4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

               b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

          5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


                                    14 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002


          6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




               Date: November 12, 2002            /s/ Michael L. Ashner
                                                  ---------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer









                                    15 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002

                                 CERTIFICATIONS

               I, Thomas C. Staples, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Nantucket Island Associates Limited Partnership and Subsidiaries;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

          4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

               b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

          5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


                                    16 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2002


          6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




               Date: November 12, 2002                /s/ Thomas C. Staples
                                                      ----------------------
                                                      Thomas C. Staples
                                                      Chief Financial Officer











                                    17 of 18