Form 10KSB
period 2002-12-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2003-03-28
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                             Commission  File
For the fiscal year ended December 31, 2002                  Number  0-16865
                          -----------------                          -------

                 NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
                 -----------------------------------------------
        (exact name of small business issuer as specified in its charter)

        Delaware                                         04-2948435
-----------------------------                --------------------------------
(State of organization)                      (IRS Employer Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts      02114
-----------------------------------------------------------------     --------
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number including area code:               (617) 570-4600
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
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----      ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $4,749,000

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                                     PART I

Item 1.  Description of Business.

Development

         Nantucket Island Associates Limited Partnership (the "Registrant") was organized on December 17, 1986, under the laws of the State of Delaware for the purpose of owning a 99.98% beneficial interest in Sherburne Associates, a Massachusetts general partnership that, until June 10, 1998, owned and operated a portfolio of properties located on Nantucket Island, Massachusetts. Effective January 28, 2000, Sherburne Associates was converted into Sherburne Associates LLC, a Delaware limited liability company ("Sherburne"). Sherburne's portfolio included two hotels (the Harbor House and White Elephant Hotel), 24 rental units located in the Wharf Cottages, 48 retail buildings, the Nantucket Boat Basin (accommodating 242 yachts) and employee housing for approximately 150 persons. Effective June 10, 1998, Sherburne sold all of its properties other than the 48 retail buildings (the "Retail Properties"). See "Disposition of Assets" below. The interest in Sherburne is held through a 99.99% general partnership interest in NIA Operating Associates Limited Partnership, a Massachusetts limited partnership ("NIA") which owns 99.49% of Sherburne and is the sole beneficiary of Sherburne Business Trust, which owns .5% of Sherburne. The general partner of the Registrant is Three Winthrop Properties, Inc., a Massachusetts corporation ("Three Winthrop" or the "General Partner").

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

         In order to fund required capital improvements, reduce the Registrant's indebtedness (including repayment of the outstanding loan to the General Partner) and increase working capital, the General Partner determined that it was necessary to increase the Registrant's equity by means of an offering of subscription rights (the "Rights") to Limited Partners to purchase preferred partnership interests (the "Preferred Units"). The Registrant filed offering materials with the Securities and Exchange Commission and commenced the offering during the third quarter of 1996. As a result of the offering, the Registrant received approximately $10,466,000 in net proceeds.

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

         The Registrant's sole business is to own and operate the Retail Properties through its interest in Sherburne, with a view toward preserving and protecting partnership capital and increasing capital appreciation and cash distributions until such time that a sale of all or any portion of the Retail Properties appears to be advantageous to the Registrant. See "Item 2, Description of Properties" for information with respect to the Retail Properties. To date, operating results have been sufficient to cover the costs of the Registrant other than the capital improvements described above. However, it is anticipated that operating shortfalls may occur in the near-term. In such case, the General Partner, or its affiliate, may make loans to the Registrant to cover such shortfalls.

Disposition of Assets

         After marketing its properties for sale through a third party broker, on June 10, 1998 Sherburne sold to an unaffiliated third party its Hotel properties (other than one single family house operated in conjunction with the Harbor House which was sold on January 13, 1999 (see below)), rental units located in the Wharf Cottages, employee housing and Boat Basin. The purchase price paid to Sherburne for the assets sold was approximately $38,425,000 net of adjustments. The Registrant received net proceeds from the sale of approximately $12,966,000 after mortgage satisfaction and closing costs of approximately $2,319,000 that were distributed to the Preferred Unitholders in full satisfaction of their priority return. In connection with this sale, Sherburne agreed to indemnify the purchaser for certain costs associated with the boat slips. The Registrant has brought an administrative appeal against the Massachusetts Department of Environmental Protection in connection with a Waterways License granted to the Nantucket Electric Company ("NEC"). The Registrant believes that the Waterways License is overbroad in that it authorizes NEC to use filled land that is already licensed to the Registrant. The Registrant believes that this matter will be resolved favorably or at a minimal cost to the Registrant. However, if it cannot be resolved favorably, the Registrant would be required to indemnify the purchaser for costs associated with the loss of the use of such filled land.

         On January 13, 1999, Sherburne sold to an unaffiliated third party the property located at 82 Easton Street for approximately $400,000. Sherburne incurred closing costs of $11,000.

         On June 30, 1999 the Registrant sold to an unaffiliated third party the property located at 20 Wanoma Way, Nantucket, Massachusetts for approximately $20,000.

         On July 24, 2000 the Registrant sold to an unaffiliated third party the land located at Nichols and Surrey Road for approximately $150,000. The Registrant incurred closing costs of approximately $19,000 and realized a gain of approximately $131,000 on the sale.

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

         The Retail Properties contain 78,003 square feet of leasable space. They were originally acquired in December 1986 for a purchase price of $24,901,631.

         The following table sets forth the average annual occupancy rate and/or the average monthly per square foot rate at the Retail Properties for the years ended December 31, 2002 and 2001:

                                    Average Rate(1)      Average Occupancy Rate
                                    ---------------      ----------------------

2002                                    $52.70                    100%
2001                                    $50.54                    100%

------------
(1)   Includes percentage rent.

         Sherburne's properties are encumbered by a first mortgage loan obtained on February 2, 2000. The loan, which was in the original principal amount of $18,500,000, bears interest at 9.03% per annum, requires monthly payments of interest and principal based on a 30 year amortization schedule and matures in March 2010 at which time a balloon payment of approximately $16,968,000 will be due. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for additional information relating to this loan.

         The following table sets forth certain information concerning lease expirations at the Retail Properties (assuming no renewals for the period from January 1, 2003 through December 31, 2012):



                # of Tenants              Aggregate SF
                Whose Leases          Covered By Expiring     Annualized Rental For     Percentage of Total
                  Expire                    Leases              Leases Expiring          Annualized Rental
                  ------                    ------              ---------------          -----------------
2003                 36                     27,946                 $1,506,677                   36.9%
2004                 22                     18,876                  1,167,116                   28.6%
2005                 15                     15,148                    660,480                   16.2%
2006                  4                      8,330                    246,304                    6.1%
2007                  7                      4,428                    326,250                    8.0%
2008                  1                      3,275                    172,400                    4.2%
2009                  -                          -                          -                    -
2010                  -                          -                          -                    -
2011                  -                          -                          -                    -
2012                  -                          -                          -                    -


         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Retail Properties taken as a whole as of December 31, 2002:


 Gross Carrying     Accumulated                                   Federal Tax
      Value         Depreciation       Rate        Method             Basis
     ------         ------------       ----        ------             -----

  $25,691,000       $8,972,000      5-30 yrs.       S/L           $23,890,000

         The realty tax rate and realty taxes paid for the Retail Properties in 2002 were $7.62/1,000 and $441,564, respectively.

         The Registrant believes that its Retail Properties are adequately insured.

         For information with respect to capital improvements performed at the Retail Properties in 2002 and anticipated capital improvements in 2003, see "Item 6, Management's Discussion and Analysis or Plan of Operation."

         During the formation of the Registrant an engineering study was performed which revealed that petroleum hydrocarbon products had leaked out of five separate portions of the Properties (the "sites"). Under applicable Massachusetts law, the owner of the property on which such hazardous wastes have been released is responsible for the entire cost of cleaning up such wastes. In connection with the Registrant's acquisition of Sherburne, the Sellers agreed to indemnify the Registrant for one-half of the costs of an environmental cleanup of the Properties, up to an aggregate payment by the Sellers of $1.25 million. As of December 31, 2002, Sherburne Associates' cumulative share of the environmental cleanup totaled approximately $198,000. These costs included removal of old gasoline tanks, installation of monitoring wells and installation of recovery wells, as well as professional fees paid to engineers who analyzed the potential future costs of cleaning up the Properties and who also served as representatives of the Registrant in discussions with Massachusetts environmental officials.

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

         In re Nantucket Island Associates Limited Partnership Unitholders Litigation, Consolidated Civil Action No. 17379-NC.

         In August 1999 and November 1999, investors in the Registrant, purporting to represent a class of investor limited partners, filed actions against the general partner of the Registrant and a related entity purporting to allege claims for breach of fiduciary duty and aiding and abetting. In April 2000, plaintiffs filed an Amended Complaint adding claims for breach of contract and unjust enrichment. The plaintiffs appear to contend, in substance, that a 1996 offering of preferred limited partnership units in the Registrant and the subsequent sale of certain of the Registrant's assets violated their rights as limited partners. The court denied the defendants' motion to dismiss, in which the defendants had argued that the plaintiffs lack standing to bring individual claims and that they had failed to properly plead derivative claims. The court granted plaintiffs' motion for class certification. On August 23,2001, the court issued an order in which it certified as a class those individuals and entities that the named plaintiffs had sought to represent as a class. On October 8, 2002, the Court issued a Memorandum Opinion in which it ruled on the parties' cross-motions for partial summary judgment. The Court denied the Registrant's motion for partial summary judgment. The Court also denied the plaintiffs' motion for partial summary judgment, except as to their claim that the General Partner of the Registrant breached the Registrant's partnership agreement by purporting to amend that agreement without the approval of the Registrant's limited partners. As to that particular claim the Court granted summary judgment to the plaintiffs as to liability. The Court's Memorandum Opinion does not address the consequences of the Court's ruling. On November 1, 2002, the Court entered an

Order formalizing the rulings from its Memorandum Opinion as described above. Trial of the action has been postponed twice. The parties have reached an agreement in principal to settle their disputes which provides for the payment by Three Winthrop Properties, Inc., the Registrant's general partner, of $9,750,000 to the class members. As part of the settlement, the general partner has the right to share in future cash distributions from the Registrant's operations and capital transactions under certain terms and conditions. The general partner may recoup up to $6,000,000 of the original settlement amount in the future depending upon execution of appropriate documentation and Court approval.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no established trading market for the Units. As of March 1, 2003, there were 719 holders of 785 outstanding limited partnership units (the "Units"). In addition, the Registrant's partnership agreement places significant restrictions on the rights of Limited Partners to transfer or assign their interests in the Registrant. Accordingly, transfers of Units and Preferred Units are infrequent and occur only through private transactions.

         The following table sets forth distributions made by the Registrant during the years ended December 31, 2002 and 2001:


                                               Aggregate           Per Unit
                                               ---------           --------
                   2002                        $392,000                $500
                   2001                        $990,000              $1,261


See "Item 6. Management's Discussion and Analysis and Plan of Operation" for disclosure regarding the Registrant's ability to make distributions in the future.

         Affiliates of the General Partner own a total of 60.5 Units representing approximately 7.71% of the total Units. It is possible that these affiliates may make additional offers in the future to acquire Units.

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Registrant. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Registrant, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

         The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $1,542,000 at December 31, 2002, as compared to December 31, 2001. The decrease was due to $539,000 used in financing activities, $446,000 used in operating activities and $557,000 used in investing activities. Financing activities consisted of $143,000 of principal payments on the Registrant's mortgage indebtedness and $396,000 of cash distributions paid to the partners. Investing activities consisted of $557,000 of improvements to property and equipment. Improvements to property and equipment consisted of approximately $173,000 spent on bulkhead replacements and approximately $300,000 spent on improvements to a building. The Registrant may recover approximately $47,000 from the insurance company for the improvements made to that building. At December 31, 2002, the Registrant's cash balance was $2,613,000 which is primarily invested in money market accounts.

         As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $3,500,000 over the next four years for bulkhead replacement. During the fourth quarter of 2002, the Registrant spent approximately $173,000 for an engineering study and soil testing relating to the bulkhead replacements. The first phase of the bulkhead replacement is expected to commence in November 2003. The Registrant expects to utilize cash flow from operations and cash reserves to fund these improvements.

         The Registrant received a letter from the U.S. Department of Justice ("DOJ") in 1998 relating to potential non-compliance with the American Disabilities Act (the "Act"). After review of the commercial properties compliance with the Act, the Registrant agreed that certain modifications were required and submitted a compliance study to the DOJ. Every year the Registrant has been making modifications to the properties in accordance with the compliance study. The General Partner does not believe these costs will have a material adverse effect on the Registrant.

         A distribution of $396,000 was made to the partners in September 2002. The limited partners received $392,000 ($500 per unit) and the General Partner received $4,000.

         The Registrant's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Registrant evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates.

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

         The parties have reached an agreement in principle to settle their disputes which provides for payment by the General Partner of $9,750,000 to the class members, however, a settlement agreement has not yet been finalized, and any settlement is subject to the approval of the Court. As part of the settlement, the General Partner would have the right to share in future cash distributions from operations and capital transactions under certain terms and conditions. The General Partner may recoup up to $6,000,000 of the original settlement amount in the future depending upon execution of appropriate documentation, Court approval and future operations of the properties. In the event that the settlement is not finally consummated, the General Partner intends to defend the claims vigorously.

Results of Operations

         The Registrant experienced a net loss of $1,573,000 for the year ended December 31, 2002, as compared to a net loss of $271,000 for 2001. Income from operations for the year ended December 31, 2002 was $153,000, as compared to $1,355,000 for the year ended December 31, 2001. The decrease in income from operations was due to an increase in operating expenses of $1,259,000 which was partially offset by an increase in commercial rental operations of $57,000. Rental revenue increased because of an increase in rental rates.

         Operating expenses increased by $1,259,000 for the year ended December 31, 2002, as compared to 2001 primarily due to increases in legal and professional fees of $1,073,000, insurance of $127,000, and real estate taxes of $37,000. Legal and professional expenses increased primarily due to legal fees incurred in connection with the previously mentioned lawsuits. Insurance increased due to an increase in rates and additional coverage. Real estate taxes increased due to an increase in the assessed value of the waterfront properties.

         Interest income decreased by $111,000 due to lower interest rates and a decrease in cash available for investment. Interest expense decreased by $11,000 due to amortization of the mortgage principal balance.

         The Registrant was not directly affected by the events of the September 11th terrorist attacks, however, the attacks have had a negative effect on the economy which was already considered to be in a recession. The Registrant could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs.

         The results of operations in future periods may differ from the results of operations for the year ended December 31, 2002, as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. There is no effect from this statement on the Registrant's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations --Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. There is no effect from this statement on the Registrant's consolidated financial statements, although in future periods sales of properties would be presented in a manner similar to discontinued operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Registrant does not expect that this statement will have a material effect on the Registrant's consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Registrant does not expect that this statement will have a material effect on the Registrant's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Registrant's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Registrant's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Registrant will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Registrant does not expect that this will have an impact on the Registrant's consolidated financial statements.

Quantitative and Qualitative Disclosures of Market Risk

         Interest Rate Risk

         The Registrant's mortgage loan requires interest payments based on a fixed rate, as such the Registrant does not have any market risk of interest rate volatility. The Registrant does not believe that it has any risks related to derivative financial instruments.

Item 7.  Financial Statements

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2002

                                      INDEX


                                                                                     Page
                                                                                     ----
Independent Auditors' Report..........................................................15

Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001..........................16

Consolidated Statements of Operations for the Years Ended
December 31, 2002 and 2001............................................................17

Consolidated Statements of Partners' Equity (Deficit)
for the Years Ended December 31, 2002 and 2001........................................18

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2002 and 2001............................................................19

Notes to Consolidated Financial Statements............................................20

Independent Auditors' Report


To the Partners
Nantucket Island Associates Limited Partnership and Subsidiaries



We have audited the accompanying consolidated balance sheets of Nantucket Island Associates Limited Partnership (the "Partnership") and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Island Associates Limited Partnership and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                                /s/ Imowitz Koenig & Co., LLP

New York, New York
March 6, 2003

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                              DECEMBER 31,
                                                                     ----------------------------
ASSETS                                                                  2002               2001
------                                                               ----------          --------
Cash and cash equivalents                                           $   2,613           $  4,155
Accounts receivable                                                       263                161
Real estate tax escrow and other current assets                           767                901
                                                                    ---------           --------

     Total current assets                                               3,643              5,217

Property and equipment, net of accumulated depreciation
  of $8,972 (2002) and $8,387 (2001)                                   16,719             16,747

Deferred rent receivable                                                  328                410
Deferred costs, net of accumulated amortization of
  $1,626 (2002) and $1,470 (2001)                                         810                966
                                                                     --------           --------
     Total assets                                                    $ 21,500           $ 23,340
                                                                     ========           ========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and other liabilities                               $  1,047           $    775
Current maturity of long-term debt                                        158                143
Related party note payable                                              1,300              1,300
                                                                     --------           --------
     Total current liabilities                                          2,505              2,218

Long-term debt                                                         18,264             18,422
                                                                     --------           --------
     Total liabilities                                                 20,769             20,640
                                                                     --------           --------

Commitments and contingencies

Partners' equity:
  Limited partners equity; 785 units authorized,
  issued, and outstanding                                              11,810             13,696

  General partners' (deficit)                                         (11,079)           (10,996)
                                                                     --------           --------

     Total partners' equity                                               731              2,700
                                                                     --------           --------

     Total liabilities and partners' equity                          $ 21,500           $ 23,340
                                                                     ========           ========


                See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                                                       DECEMBER 31,
                                                                              ----------------------------
                                                                                 2002              2001
                                                                              ---------          ---------
Revenue:

  Commercial rental operations                                                $    4,749        $   4,692
                                                                              ----------        ---------
     Total revenue                                                                 4,749            4,692
                                                                              ----------        ---------
Operating expenses:

  Commercial rental                                                                  746              755
  Real estate taxes                                                                  534              497
  Insurance                                                                          412              285
  Management and administrative                                                      434              411
  Legal and professional fees                                                      1,747              674
  Amortization                                                                       138              138
  Depreciation                                                                       585              577
                                                                              ----------        ---------

     Total operating expenses                                                      4,596            3,337
                                                                              ----------        ---------

Income from operations                                                               153            1,355
                                                                              ----------        ---------

Other income (expense):
  Interest income                                                                     46              157
  Interest expense                                                                (1,772)          (1,783)
                                                                              ----------        ---------

     Total other expense, net                                                     (1,726)          (1,626)
                                                                              ----------        ---------

Net loss                                                                      $   (1,573)       $    (271)
                                                                              ==========        =========

Net loss allocated to general partners                                        $      (79)       $     (14)
                                                                              ==========        =========
Net loss allocated to limited partners                                        $   (1,494)       $    (257)
                                                                              ==========        =========

Net loss per limited partnership unit                                         $(1,903.18)       $ (327.39)
                                                                              ==========        =========

Distribution per unit of limited partner interest                             $   500.00        $1,261.15
                                                                              ==========        =========







                See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                        (In Thousands, Except Unit Data)


                                          Units of         Investor
                                          Limited          Limited            General             Total
                                          Partnership      Partners'          Partners'           Partners'
                                          Interest         Equity             Deficit             Equity
                                          -----------      ----------         ---------           ---------

Balance - January 1, 2001                    785           $  14,943          $ (10,972)          $   3,971

Distribution                                                    (990)               (10)             (1,000)

Net loss                                                        (257)               (14)               (271)
                                           --------        ---------          ---------           ---------

Balance - December 31, 2001                  785           $  13,696          $ (10,996)          $   2,700

Distribution                                                    (392)                (4)               (396)

Net loss                                                      (1,494)               (79)             (1,573)
                                           --------        ---------          ---------           ---------

Balance - December 31, 2002                  785           $  11,810          $ (11,079)          $     731
                                           ========        =========          =========           =========


                See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                  DECEMBER 31,
                                                                           --------------------------
                                                                              2002            2001
                                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                   $  (1,573)      $    (271)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                                  741             733

Changes in operating assets and liabilities:

     Accounts receivable                                                        (102)            (32)
     Real estate tax escrow and other current assets                             134            (486)
     Deferred rent receivable                                                     82             (30)
     Accounts payable and other liabilities                                      272            (109)
                                                                           ---------        --------

Net cash used in operating activities                                           (446)           (195)
                                                                           ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for property and equipment                                       (557)            (60)
                                                                           ---------        --------
Cash used in investing activities                                               (557)            (60)
                                                                           ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt                                          (143)           (131)
  Distributions to partners                                                     (396)         (1,000)
                                                                           ---------        --------

Cash used in financing activities                                               (539)         (1,131)
                                                                           ---------        --------

Net decrease in cash and cash equivalents                                     (1,542)         (1,386)

Cash and cash equivalents, beginning of year                                   4,155           5,541
                                                                           ---------        --------
Cash and cash equivalents, end of year                                     $   2,613        $  4,155
                                                                           =========        ========
Supplemental Information -
  Cash paid for interest                                                   $   1,803        $  1,916
                                                                           =========        ========




                See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Nantucket Island Associates Limited Partnership (the "Partnership") was formed on December 17, 1986 under the laws of Delaware for the purpose of owning a 99.98% beneficial interest in Sherburne Associates, a Massachusetts general partnership. Sherburne Associates was converted to a Delaware limited liability company known as Sherburne Associates, LLC ("Sherburne"), in January 2000. Sherburne owns commercial rental properties on Nantucket Island, Massachusetts.

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

         Basis of Accounting

         The accompanying consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and includes the accounts of the Partnership consolidated with the Operating Partnership and Sherburne. All significant intercompany accounts and transactions have been eliminated in consolidation.

      NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

      NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Deferred Costs (continued)

         Deferred mortgage costs which consist of a commitment fee, legal and professional fees, and title insurance, are amortized using the straight-line method over the term of the related agreement. The amortization relating to the commitment fee is charged to interest expense. The amortization charged to interest expense was $18,000 for the years ended December 31, 2002 and 2001. Costs related to the acquisition of the Partnership's investment in the properties are amortized primarily over 19 years.

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

         Income Taxes

         Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

         Risk Concentration

         The properties are located on Nantucket Island, Massachusetts and are highly dependent on tourism as a source of operating revenues. Tourism on the island is concentrated during the summer months. Unfavorable weather or economic conditions could adversely affect tourism on the island.

         Fair Value of Financial Instruments

         The Partnership believes that the fair value of the mortgage note payable approximates its carrying amount based upon borrowings with similar terms and conditions including prepayment restrictions and yield maintenance requirements.

      NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. There is no effect from this statement on the Partnership's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations --Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. There is no effect on the Partnership's consolidated financial statements, although in future periods sales of properties would be presented in a manner similar to discontinued operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's consolidated financial statements.

      NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Standards (continued)

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's consolidated financial statements.

      NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


2.       PROPERTY AND EQUIPMENT

         Investment Properties and Accumulated Depreciation:

                                                                           2002                2001
                                                                     ----------------    ---------------
         Land                                                        $      9,298,000     $    9,298,000
         Buildings, improvements and personal property                     16,393,000         15,836,000
                                                                     ----------------    ---------------
                                                                           25,691,000         25,134,000
         Less:  accumulated depreciation                                   (8,972,000)        (8,387,000)
                                                                     ----------------    ---------------

                  Property and equipment, net                        $     16,719,000     $   16,747,000
                                                                     ================     ==============

3.       LONG-TERM DEBT

         The following is a summary of the Partnership's debt at December 31:

                                                                           2002                     2001
                                                                       ----------------       --------------
           Mortgage loan                                               $     18,204,000       $   18,323,000
           Note payable - related party                                       1,300,000            1,300,000
           Other mortgage notes payable                                         218,000              242,000
                                                                       ----------------       --------------
           Total long-term debt                                              19,722,000           19,865,000
           Less:  current maturity of long-term debt                         (1,458,000)          (1,443,000)
                                                                       ----------------       --------------

          Long-term debt                                              $      18,264,000       $   18,422,000
                                                                      =================       ==============


         Mortgage Loan

         The mortgage loan, in the original principal amount of $18,500,000 and secured by the properties, requires monthly payments of interest at 9.03% (fixed rate) and principal based on a 30 year amortization schedule and matures in 2010, with a balloon payment of approximately $16,968,000. Monthly principal and interest payments are $149,255. An additional $60,508 per month payment is required for real estate tax escrows and reserves. Prepayment of the loan is permitted only with yield maintenance after the third year of the loan. The loan was obtained on February 2, 2000. The General Partner has guaranteed $4,704,000 of the loan.

         Aggregate principal maturities due on long-term debt at December 31, 2002 are as follows:

                         2003                    $   155,000
                         2004                        161,000
                         2005                        171,000
                         2006                        179,000
                         2007                        188,000

      NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


4.       RENTAL INCOME UNDER OPERATING LEASES

         The aggregate future minimum lease payments under non-cancelable operating leases at December 31, 2002 are as follows:


                         2003                         $   4,177,000
                         2004                             2,774,000
                         2005                             1,631,000
                         2006                               841,000
                         2007                               488,000
                         Thereafter                         172,000
                                                      --------------

                                                      $  10,083,000
                                                      ==============

         The leases for the majority of the commercial properties provide for contingent rentals, which are based on sales volume or other activity-related criteria, and include property tax escalation clauses. Aggregate future lease rentals do not include these contingent rental or escalation amounts. Contingent rentals amounted to approximately $165,000 and $227,000, for the years ended December 31, 2002 and 2001, respectively, and are included in commercial rental income. The Partnership recognizes contingent rental income when earned.

5.       TRANSACTIONS WITH RELATED PARTIES

         The Partnership and Sherburne have paid or accrued charges by and commitments to companies affiliated by common ownership and management with the General Partner. Related-party transactions with affiliates of the General Partner include the following for the years ended December 31:

                                                                     2002              2001
                                                                  -----------      -----------
                Partnership administration fee                    $   339,000      $   320,000

                Management fees                                        95,000           90,000

                Reimbursement for administrative expenses              83,000           57,000

                Interest expense                                       78,000           78,000


         An affiliate of the General Partner loaned $1,300,000 to the Partnership in connection with the sale of properties during 1998. The note, which is payable on demand, bears interest at six percent. Accrued interest amounted to $19,000 and $58,000 for the years ended December 31, 2002 and 2001, respectively, and is included in accounts payable

      NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


5.       TRANSACTIONS WITH RELATED PARTIES (Continued)

         and other liabilities. Also included in accounts payable and other liabilities, is an additional $384,000 due to the General Partner and affiliates at December 31, 2002 and 2001.

         The loan of $1,300,000 plus accrued interest on the loan due to an affiliate of the General Partner and $384,000 due to the General Partner and affiliates were repaid in February 2003. The General Partner may advance cash to fund operating deficits in the future.

6.       COMMITMENTS AND CONTINGENCIES

         Environmental Cleanup Costs

         The General Partner was aware at the time of acquisition of the properties that petroleum products had seeped into certain sections of the properties. Under Massachusetts law, the owner of such property is responsible for the entire cost of the remediation of such hazardous wastes. In connection with the Partnership's acquisition of Sherburne, the sellers indemnified the Partnership for one-half of the expenses incurred by it in connection with the clean-up operations up to a maximum aggregate amount of $1,250,000.

         The sellers deposited $1,250,000 in escrow as security for the sellers' indemnification. The Partnership has incurred approximately $198,000 to date, as its one-half share of clean-up costs. These costs included expenses of removing certain underground tanks from the properties and the professional services of engineers in analyzing the potential costs of future clean-up and serving as the Partnership's representatives in discussions with the Massachusetts Department of Environmental Protection in determining the best course of action.

         Based on the magnitude of the cost incurred during the last few years, the current status of the project, and management's experience with other environmental clean-up projects, management believes that the future costs related to the environmental clean-up will not have a material impact on the Partnership's financial statements.

         Contingent Purchase Price Payments

         Under agreements entered into at the time of the Partnership's acquisition of Sherburne, at the time of a sale or refinancing of the properties or any portion thereof, Sherburne is obligated to make a payment (the "Contingent Purchase Price Payment") to the sellers equal to 12% of the amount by which the proceeds from the sale or refinancing exceed the Agreed Base Value of the properties (as defined in the agreement) or the parcel, as adjusted. The aggregate Agreed Base Value of the properties, which was determined by the parties at the time of the acquisition, was approximately $50,800,000, which amount

      NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


6.       COMMITMENTS AND CONTINGENCIES (Continued)
         -----------------------------------------

         Contingent Purchase Price Payments (Continued)

         has been allocated over the various parcels of the properties. In determining the amount, if any, by which the amount of the sale or refinancing proceeds exceeds the Agreed Base Value of the properties or the parcels being sold, the following amounts will be added to the Agreed Base Value of the properties or the parcel being sold: (i) the out-of-pocket expenses incurred by the Partnership in connection with any such sale or refinancing; (ii) amounts expended on capital improvements of the properties or such parcels by Sherburne; (iii) amounts expended by Sherburne on the properties as a whole for environmental cleanup; and (iv) any prepayment or other penalty in connection with the sale. After December 31, 1997, the sellers may require Sherburne to purchase the sellers' rights to receive the Contingent Purchase Price Payments (the "Put Option"). After December 31, 2000, Sherburne may require the sellers to sell such rights to Sherburne (the "Call Option"). Upon the exercise of either the Put Option or the Call Option, Sherburne shall pay the fair market value of such rights to the sellers. The fair market value shall be determined by the agreement of Sherburne and the sellers or, if no such agreement can be reached, by an independent appraiser. The sellers were not entitled to any contingent purchase price payments for the refinancing or sale of the properties for the years ended December 31, 2002 and 2001.

         Based on the fair value of the remaining properties, the Partnership believes that it will not be obligated to make any Contingent Purchase Price Payments upon sale of the remaining properties.

         Capital Improvements

         As owner of the commercial properties along the wharf, the Partnership is responsible for maintaining the bulkheads. The Partnership anticipates spending approximately $3,500,000 over the next four years for bulkhead replacement. During the fourth quarter of 2002, the Partnership spent approximately $173,000 for an engineering study and soil testing relating to the bulkhead replacements. The first phase of the bulkhead replacement is expected to commence in November 2003. The Partnership expects to utilize its cash reserves and cash flow from operations to fund these improvements.

      NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


6.       COMMITMENTS AND CONTINGENCIES (Continued)

         Legal Proceedings

         In connection with the offering of preferred units by the Partnership, four lawsuits were filed, each purporting to represent a class of investor limited partners against the Partnership, its General Partner and certain related and unrelated parties, claiming unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, fraud, deceit, misrepresentation, conspiracy, breach of contract, negligence, and violation of Massachusetts consumer protection laws on behalf of themselves and the purported class. Two of these lawsuits have previously been dismissed and the other two have been consolidated.

         In August 1999 and November 1999, investors in the Partnership, purporting to represent a class of investor limited partners, filed an action against the General Partner of the Partnership and a related entity purporting to allege claims for breach of fiduciary duty and aiding and abetting. In April 2000, plaintiff filed an Amended Complaint in which he added claims for breach of contract and unjust enrichment.

         The plaintiffs appear to contend, in substance, that a 1996 offering of preferred limited partnership units in the Partnership and the subsequent sale of certain of the Partnership's assets violated their rights as limited partners. The Court denied the defendants' motion to dismiss in which the defendants had argued that the plaintiffs lack standing to bring individual claims and that they had failed to properly plead derivative claims. The Court granted plaintiffs' motion for class certification. On August 23, 2001, the Court issued an order in which it certified as a class those individuals and entities that the named plaintiffs had sought to represent as a class.

         On October 8, 2002, the Court issued a Memorandum Opinion in which it ruled on the parties' cross-motions for partial summary judgment. The Court denied the Partnership's motion for partial summary judgment. The Court also denied the plaintiffs' motion for partial summary judgment, except as to their claim that the General Partner of the Partnership breached the Partnership's Partnership Agreement by purporting to amend that agreement without the approval of the Partnership's limited partners. As to that particular claim the Court granted summary judgment to the plaintiffs as to liability. The Court's Memorandum Opinion does not address the consequences of the Court's ruling. On November 1, 2002, the Court entered an Order formalizing the rulings from its Memorandum Opinion as described above.

      NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


6.       COMMITMENTS AND CONTINGENCIES (Continued)

         Legal Proceedings (Continued)

         Trial of the action has been postponed twice. The parties have reached an agreement in principle to settle their disputes which provides for payment by the General Partner of $9,750,000 to the class members, however, a settlement agreement has not yet been finalized, and any settlement is subject to the approval of the Court. As part of the settlement, the General Partner would have the right to share in future cash distributions from operations and capital transactions under certain terms and conditions. The General Partner may recoup up to $6,000,000 of the original settlement amount in the future depending upon execution of appropriate documentation, Court approval and future operations of the properties. In the event that the settlement is not finally consummated, the General Partner intends to defend the claims vigorously.

7.       TAXABLE LOSS

         The taxable loss of the Partnership, the Operating Partnership and Sherburne differs from the consolidated net loss reported for financial reporting purposes, primarily due to timing differences in the recognition of depreciation and amortization expense, and commercial rental revenue for tax purposes. A reconciliation of consolidated net loss for financial reporting purposes to federal income tax basis net loss for the years ended December 31, 2002 and 2001 is as follows:

                                                                                   2002              2001
                                                                               ------------      -----------

          Consolidated net loss for financial reporting purposes               $ (1,573,000)     $  (271,000)


          Tax  basis  depreciation  and  amortization  over  that used for
          financial reporting purposes                                             (279,000)        (287,000)

          Timing differences on revenue recognition                                 101,000          (51,000)
                                                                               ------------      -----------
               Federal income tax basis net loss                               $ (1,751,000)     $  (609,000)
                                                                               ============      ===========


         Partners' capital account balances for federal income tax purposes were approximately $7,600,000 and $9,748,000 as of December 31, 2002 and 2001, respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2002 or 2001 audits of the Registrant's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Registrant has no officers or directors. The General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2003, the names of the directors and executive officers of the General Partner and the position held by each of them, are as follows:

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


         Michael L. Ashner, age 50, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. Since August 19, 2002, Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I Inc., Shelbourne Properties II Inc. and Shelbourne Properties III Inc. (collectively, the "Shelbourne REITs"), three publicly traded real estate investment trusts. Mr. Ashner also currently serves as a Director of each of the Shelbourne REITs, Great Bay Hotel and Casino Inc., and NBTY, Inc.

         Thomas C. Staples, age 47, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 51, has been a Vice President of WFA and the Managing General Partner since January 1996. Since August 19, 2002, Mr. Braverman has also served as the Executive Vice President of each of the Shelbourne REITs. Mr. Braverman serves as a director of the Shelbourne REITs.

         Patrick J. Foye, age 45, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President and director of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 36, has been employed with WFA since January 1993. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of WFA. In addition, since August 19, 2002, Ms. Tiffany has served as the Chief Financial Officer of each of the Shelbourne REITs.

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The Registrant's issued and outstanding units of limited partnership interests (the "Units") are not voting securities, except that the consent of the holders of the Units is required for (i) the removal of a General Partner,
(ii) the dissolution or sale of all or substantially all of the assets of the Registrant, or (iii) any material amendment to the partnership agreement proposed by the General Partner. No holder of Units owns beneficially more than 5% of the Units. However, affiliates of the General Partner collectively own
60.5 Units representing 7.71% of the total outstanding Units.

         The following table sets forth the ownership interest of affiliates of the General Partner in the Registrant.


Holder                                             Number of Units Held        Percent of Units Held
------                                             --------------------        ---------------------
Win Partner Interest LLC                                          24.25                        3.09%
Win Partner Interest II LLC                                       26.75                        3.41%
Zero Main Associates Limited Partnership                           2.00                (less than)1%
Winthrop Financial Associates                                      7.50                (less than)1%


The principal business address of each of the foregoing is 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

         There exists no arrangement, known to the Registrant, which would result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.

         The Registrant, the Operating Partnership and Sherburne have incurred charges by and commitments to companies affiliated by common ownership and management with the General Partner. Related party transactions with WFA and its affiliates included the following for the years ended December 31, 2002 and 2001:

                    Type of Fee                   2002             2001
                    -----------                   ----             ----

Partnership Administration Fee                  $339,000         $320,000
Management Fees                                   95,000           90,000
Reimbursement for administrative expenses         83,000           57,000
Interest expense                                  78,000           78,000

         An affiliate of the General Partner loaned $1,300,000 to the Registrant in connection with the sale of properties in 1998. The note, which is payable on demand, bears interest at 6% per annum. Accrued interest amounted to $19,000 and $58,000 for the years ended December 31, 2002 and 2001, respectively. This note was fully satisfied by the Registrant in February 2003.

Item 13. Controls and Procedures

         The General Partner's principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

Item 14. Exhibits and Reports on Form 8-K.

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

                                     NANTUCKET ISLAND ASSOCIATES
                                     LIMITED PARTNERSHIP

                                     By:    THREE WINTHROP PROPERTIES, INC.
                                            Managing General Partner


                                            By: /s/   Michael L. Ashner
                                                ------------------------------
                                                      Michael Ashner
                                                      Chief Executive Officer

                                                      Date:  March 28, 2003

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


Signature/Name                             Title                                        Date
--------------                             -----                                        ----

/s/ Michael Ashner                         Chief Executive Officer                  March 28, 2003
------------------                         and Director
Michael Ashner

/s/ Thomas Staples                         Chief Financial Officer                  March 28, 2003
-------------------
Thomas Staples

/s/ Peter Braverman                        Executive Vice President                 March 28, 2003
-------------------                        and Director
Peter Braverman

                 NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

     I, Michael L. Ashner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nantucket Island Associates Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003                      /s/ Michael L. Ashner
                                            ---------------------
                                            Michael L. Ashner
                                            Chief Executive Officer

                 NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

     I, Thomas Staples, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nantucket Island Associates Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003                      /s/ Thomas Staples
                                            ----------------------------
                                            Thomas Staples
                                            Chief Financial Officer

                                          Index to Exhibits


Number                                          Exhibit                                            Page
------                                          -------                                            ----
3,4.     Amended and Restated Limited  Partnership  Agreement of Nantucket  Island  Associates      (3)
         Limited Partnership dated November 8, 1996

4.       Amended  and  Restated   Certificate  of  Limited  Partnership  of  Nantucket  Island      (1)
         Associates  Limited  Partnership,  as filed with  Secretary  of State of  Delaware on
         April 23, 1987

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

10(c)    Note,  dated  February  26,  1997,  in the  principal  amount  of  $24,200,000,  from      (4)
         Sherburne  Associates  and Sherburne  Associates  Realty Trust to The First  National
         Bank of Boston ("Bank of Boston")

10(d)    Loan Agreement,  dated February 26, 1997,  between Sherburne  Associates Realty Trust      (4)
         and Sherburne Associates, as borrowers, and Bank of Boston, as lender

10(e)    Mortgage and Security  Agreement,  dated as of February  26,  1997,  among  Sherburne      (4)
         Associates Realty Trust and Sherburne Associates, and Bank of Boston

10(f)    Indemnity  Agreement Regarding  Hazardous  Materials,  dated as of February 26, 1997,      (4)
         among Sherburne Associates Realty Trust and Sherburne Associates, and Bank of Boston

10(g)    Unconditional  Guaranty of Payment and  Performance  from the  Registrant  to Bank of      (4)
         Boston with  respect to the loan from Bank of Boston to Sherburne  Associates  Realty
         Trust and Sherburne Associates.

99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                    43

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