Form 10QSB
period 2003-03-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2003-05-14
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865

                 Nantucket Island Associates Limited Partnership
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                 04-2948435
-----------------------------------------   ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    P.O. Box 9507, 7 Bulfinch Place,
          Suite 500, Boston, MA                          02114-9507
-----------------------------------------   ------------------------------------
 (Address of principal executive office)                 (Zip Code)


     Registrant's telephone number, including area code (617) 570-4600
                                                        --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                 MARCH 31,         DECEMBER 31,
Assets                                                             2003               2002
                                                               ------------        ------------

Cash and cash equivalents                                      $        637        $      2,613
Accounts receivable                                                     209                 263
Real estate tax escrow and other current assets                         814                 767
                                                               ------------        ------------

      Total current assets                                            1,660               3,643

Property and equipment, net of accumulated depreciation
   of $9,124 (2003) and $8,972 (2002)                                16,577              16,719

Deferred rent receivable                                                347                 328
Deferred costs, net of accumulated amortization of
   $1,666 (2003) and $1,626 (2002)                                      770                 810
                                                               ------------        ------------

         Total assets                                          $     19,354        $     21,500
                                                               ============        ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and other liabilities                         $        679        $      1,047
Current maturity of  long-term debt                                     157                 158
Related party note payable                                             --                 1,300
                                                               ------------        ------------

      Total current liabilities                                         836               2,505

Long-term debt                                                       18,221              18,264
                                                               ------------        ------------

         Total liabilities                                           19,057              20,769
                                                               ------------        ------------

Commitments and Contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
      issued, and outstanding                                        11,398              11,810

      General partners' (deficit)                                   (11,101)            (11,079)
                                                               ------------        ------------

         Total partners' equity                                         297                 731
                                                               ------------        ------------

         Total liabilities and partners' equity                $     19,354        $     21,500
                                                               ============        ============

                 See notes to consolidated financial statements.

                                    2 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)                              FOR THE THREE MONTHS ENDED
                                                         MARCH 31, 2003        MARCH 31, 2002
                                                       ------------------    ------------------
Revenue:

      Commercial rental operations                     $             760     $             748
                                                       ------------------    ------------------

         Total revenue                                               760                   748
                                                       ------------------    ------------------

Operating expenses:

      Commercial rental                                              143                   125
      Real estate taxes                                               89                   138
      Insurance                                                      121                    83
      Management and administrative                                  106                    95
      Legal and professional fees                                    128                   119
      Amortization                                                    35                    35
      Depreciation                                                   152                   144
                                                       ------------------    ------------------

         Total operating expenses                                    774                   739
                                                       ------------------    ------------------

(Loss) Income from operations                                        (14)                    9
                                                       ------------------    ------------------

Other income (expense):
      Interest income                                                  4                    15
      Interest expense                                              (424)                 (419)
                                                       ------------------    ------------------

         Total other expense, net                                   (420)                 (404)
                                                       ------------------    ------------------

Net loss                                                $           (434)    $            (395)
                                                       ==================    ==================

Net loss allocated to general partners                  $            (22)    $             (20)
                                                       ==================    ==================

Net loss allocated to limited partners                 $            (412)    $            (375)
                                                       ==================    ==================

Net loss per limited partnership unit                  $         (524.84)    $         (477.71)
                                                       ==================    ==================

                 See notes to consolidated financial statements.

                                    3 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2003
                          ----------------------------

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                    UNITS OF               INVESTOR
                                    LIMITED                 LIMITED                 GENERAL                 TOTAL
                                  PARTNERSHIP              PARTNERS'               PARTNERS'              PARTNERS'
                                    INTEREST                EQUITY                  DEFICIT                EQUITY
                               ------------------   -----------------------   -------------------   ---------------------
Balance - January 1, 2003                    785    $               11,810    $          (11,079)   $                731

      Net loss                                                        (412)                  (22)                   (434)
                               ------------------   -----------------------   -------------------   ---------------------

Balance - March 31, 2003                     785    $               11,398    $          (11,101)   $                297
                               ==================   =======================   ===================   =====================









                 See notes to consolidated financial statements.

                                    4 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2003
                           --------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

(IN THOUSANDS)                                                           FOR THE THREE MONTHS ENDED
                                                                  MARCH 31, 2003            MARCH 31, 2002
                                                               ---------------------   ---------------------
Cash Flows from Operating Activities:

Net loss                                                       $               (434)   $               (395)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation and amortization                                             192                     184

Changes in operating assets and liabilities:
      Accounts receivable                                                        54                    (182)
      Real estate tax escrow and other current assets                           (47)                     (9)
      Deferred rent receivable                                                  (19)                     (3)
      Accounts payable and other liabilities                                   (368)                    139
                                                               ---------------------   ---------------------

      Net cash used in operating activities                                    (622)                   (266)
                                                               ---------------------   ---------------------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                                   (10)                    (93)
                                                               ---------------------   ---------------------

      Cash used in investing activities                                         (10)                    (93)
                                                               ---------------------   ---------------------

Cash Flows from Financing Activities:

      Repayment of related party loan                                        (1,300)                      -
      Principal payments on long-term debt                                      (44)                    (41)
                                                               ---------------------   ---------------------

      Cash used in financing activities                                      (1,344)                    (41)
                                                               ---------------------   ---------------------

Net change in cash and cash equivalents                                      (1,976)                   (400)

Cash and cash equivalents, beginning of period                                2,613                   4,155
                                                               ---------------------   ---------------------

Cash and cash equivalents, end of period                       $                637    $              3,755
                                                               =====================   =====================

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                   $                442     $               417
                                                               =====================   =====================

                 See notes to consolidated financial statements.

                                    5 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2003
                          ----------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.   GENERAL

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2002 was derived from audited financial statements at such date.

     Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds, and second, to any partner having a negative balance in their capital account.

     The results of operations for the three months ended March 31, 2003 and 2002 are not indicative of the results to be expected for the full year due to the seasonal nature of the Partnership's business.

2.   RELATED PARTY TRANSACTIONS

     The following transactions with affiliates of the General Partner were charged to expense during the three month periods ended March 31, 2003 and 2002:

                                                        For the Three Months Ended
                                                                March 31,
                                                   -------------------------------------
                                                         2003                2002
                                                   -----------------   -----------------

     Partnership administration fee                $     90,000               85,000
     Management fee                                      17,000               10,000
     Reimbursement for administration expenses           16,000               16,000
     Interest expense                                     8,000               19,000

     The management fee for the three months ended March 31, 2003 increased by $7,000 as compared to the three months ended March 31, 2002 as a result of the timing of the collection of rents.

     In February 2003 a $1,300,000 loan plus accrued interest from an affiliate of the General Partner and $384,000 due to the General Partner and affiliates was repaid. The loan bore interest at 6%. The General Partner may advance cash to fund operating deficits in the future.

                                    6 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2003
                          ----------------------------

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

         Liquidity and Capital Resources
         -------------------------------

         The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $1,976,000 at March 31, 2003, as compared to December 31, 2002. The decrease in cash and cash equivalents of $1,976,000 consisted of $622,000 used in operating activities, $1,300,000 for the repayment of a related party loan (financing activities), $44,000 of principal payments on long term debt (financing activities) and $10,000 of improvements to property and equipment (investing activities). At March 31, 2003, the Registrant's cash balance was $637,000. The cash balance is primarily invested in money market accounts.

         As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $3,500,000 over the next four years for bulkhead replacement. During the fourth quarter of 2002, the Registrant spent approximately $173,000 for an engineering study and soil testing relating to the bulkhead replacements. The first phase of the bulkhead replacement is expected to commence in November 2003. The Registrant expects to utilize cash flow from operations, cash reserves and may obtain additional financing to fund these improvements.

         The Registrant received a letter from the U.S. Department of Justice ("DOJ") in 1998 relating to potential non-compliance with the American Disabilities Act (the "Act"). After review of the commercial properties compliance with the Act, the Registrant agreed that certain modifications are required and submitted a compliance study to the DOJ. Every year the Registrant has been making modifications to the properties in accordance with the compliance study. The General Partner does not believe these costs will have a material adverse effect on the Registrant.

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

                                    7 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2003
                          ----------------------------


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

         The parties have reached an agreement in principle to settle their disputes which provides for payment by the General Partner of $9,750,000 to the class members. The General Partner may recoup up to $6,000,000 of the original settlement amount in the future depending upon future operations of the Partnership. The settlement agreement has been entered into by the parties but is subject to Court approval. In the event that the settlement is not finally consummated, the General Partner intends to defend the claims vigorously.

         Results of Operations
         ---------------------

         The Registrant experienced a net loss of $434,000 for the three months ended March 31, 2003, as compared to net loss of $395,000 for the three months ended March 31, 2002 as a result of an increase in operating expenses partially offset by an increase in commercial rental operations.

         Operating expenses increased by $35,000 for the three months ended March 31, 2003, as compared to 2002, primarily because of increases in commercial rental expense of $18,000, legal and professional fees of $9,000, management fees of $11,000 and insurance expense of $38,000 which was partially offset by a decrease in real estate taxes of $49,000. Legal and professional fees increased by $9,000 due to the legal fees incurred in connection with the previously mentioned lawsuits. Insurance expense increased by $38,000 because of an increase in rates and additional terrorism coverage. Real estate taxes decreased by $49,000 due to a decrease in the tax rate.

         Commercial rental operations increased by $12,000 due to an increase in rental rates.

         Interest income decreased by $11,000 due to lower interest rates and a decrease in cash available for investment. Interest expense increased by $5,000.

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

         The results of operations in future periods may differ from the results of operations for the period ended March 31, 2003 as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

                                    8 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2003
                          ----------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Quantitative and Qualitative Disclosures of Market Risk
         -------------------------------------------------------

         The Registrant's mortgage loan requires interest payments based on a fixed rate (9.03% per annum), as such the Registrant does not have any market risk of interest volatility. The Registrant does not believe that it has any risks related to derivative financial instruments.

         Recently Issued Accounting Standards
         ------------------------------------

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. This statement had no effect on the Partnership's consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. This statement had no effect on the Partnership's consolidated financial statements.

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

                                    9 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2003
                          ----------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Recently Issued Accounting Standards (Continued)
         ------------------------------------------------

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

         The Registrant's principle executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.


                                    10 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2003
                          ----------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

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

         In re: Nantucket Island Associates Limited Partnership Unitholders Litigation, Consolidated Civil Action No. 17379-NC.

         In August 1999 and November 1999, investors in the Registrant, purporting to represent a class of investor limited partners, filed actions against the general partner of the Registrant and a related entity purporting to allege claims for breach of fiduciary duty and aiding and abetting. In April 2000, plaintiffs filed an Amended Complaint adding claims for breach of contract and unjust enrichment. The plaintiffs appear to contend, in substance, that a 1996 offering of preferred limited partnership units in the Registrant and the subsequent sale of certain of the Registrant's assets violated their rights as limited partners. The court denied the defendants' motion to dismiss, in which the defendants had argued that the plaintiffs lack standing to bring individual claims and that they had failed to properly plead derivative claims. The court granted plaintiffs' motion for class certification. On August 23, 2001, the court issued an order in which it certified as a class those individuals and entities that the named plaintiffs had sought to represent as a class. On October 8, 2002, the Court issued a Memorandum Opinion in which it ruled on the parties' cross-motions for partial summary judgment. The Court denied the Registrant's motion for partial summary judgment. The Court also denied the plaintiffs' motion for partial summary judgment, except as to their claim that the General Partner of the Registrant breached the Registrant's partnership agreement by purporting to amend that agreement without the approval of the Registrant's limited partners. As to that particular claim the Court granted summary judgment to the plaintiffs as to liability. The Court's Memorandum Opinion does not address the consequences of the Court's ruling. On November 1, 2002, the Court entered an Order formalizing the rulings from its Memorandum Opinion as described above. Trial of the action has been postponed twice. The parties have reached an agreement in principle to settle their disputes which provides for the payment by Three Winthrop Properties, Inc., the Registrant's general partner, of $9,750,000 to the class members. The general partner may recoup up to $6,000,000 of the original settlement amount in the future depending upon future operations of the Partnership. The settlement agreement has been entered into by the parties but the settlement is subject to Court approval.


                                    11 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2003
                          ----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8K: No report on Form 8-K was filed during the period.







                                    12 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2003
                          ----------------------------

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

                                       BY: THREE WINTHROP PROPERTIES, INC.
                                           -------------------------------
                                           Managing General Partner




                                           BY: /s/ Michael L. Ashner
                                               ---------------------------------
                                               Michael L. Ashner
                                               Chief Executive Officer




                                           BY: /s/ Thomas Staples
                                               ---------------------------------
                                               Thomas Staples
                                               Chief Financial Officer



                                           Dated: May 15, 2003




                                    13 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2003
                          ----------------------------


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


                                    14 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2003
                          ----------------------------


6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date: May 15, 2003                      /s/ Michael L. Ashner
                                             -----------------------------------
                                             Michael L. Ashner
                                             Chief Executive Officer







                                    15 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2003
                          ----------------------------

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


                                    16 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2003
                          ----------------------------

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date: May 15, 2003                      /s/ Thomas C. Staples
                                             -----------------------------------
                                             Thomas C. Staples
                                             Chief Financial Officer






                                    17 of 18