Form 10QSB
period 2003-06-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2003-08-14
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865
                                                -------

                 Nantucket Island Associates Limited Partnership
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                   Delaware                                                      04-2948435
              ----------------------------------------------------              ---------------------------------------------
                        (State or other jurisdiction of                             (I.R.S. Employer Identification No.)
                        incorporation or organization)

                       P.O. Box 9507, 7 Bulfinch Place,
                             Suite 500, Boston, MA                                               02114-9507
              ----------------------------------------------------              ---------------------------------------------
                    (Address of principal executive office)                                      (Zip Code)

                     Registrant's telephone number, including area code                   (617) 570-4600
                                                                                ------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


                                    1 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                  JUNE 30, 2003            DECEMBER 31,
Assets                                                                             (UNAUDITED)                 2002
                                                                               ---------------------   ---------------------
Cash and cash equivalents                                                      $                380     $             2,613
Accounts receivable                                                                             118                     263
Real estate tax escrow and other current assets                                                 942                     767
                                                                               ---------------------   ---------------------

      Total current assets                                                                    1,440                   3,643

Property and equipment, net of accumulated depreciation
   of $9,275 (2003) and $8,972 (2002)                                                        16,444                  16,719

Deferred rent receivable                                                                        331                     328
Deferred costs, net of accumulated amortization of
   $1,705 (2003) and $1,626 (2002)                                                              731                     810
                                                                               ---------------------   ---------------------

         Total assets                                                          $             18,946    $             21,500
                                                                               =====================   =====================

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
------------------------------------------

Accounts payable and other liabilities                                         $                466     $             1,047
Current maturity of  long-term debt                                                             160                     158
Related party note payable                                                                      647                   1,300
                                                                               ---------------------   ---------------------

      Total current liabilities                                                               1,273                   2,505

Long-term debt                                                                               18,183                  18,264
                                                                               ---------------------   ---------------------

         Total liabilities                                                                   19,456                  20,769
                                                                               ---------------------   ---------------------

Commitments and contingencies

Partners' (deficit) equity:
      Limited partners equity; 785 units authorized,
      issued, and outstanding                                                                10,631                  11,810

      General partners' deficit                                                             (11,141)                (11,079)
                                                                               ---------------------   ---------------------

         Total partners' (deficit) equity                                                      (510)                    731
                                                                               ---------------------   ---------------------

         Total liabilities and partners' (deficit) equity                      $             18,946     $            21,500
                                                                               =====================   =====================

                 See notes to consolidated financial statements.

                                    2 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)                                                         FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30, 2003           JUNE 30, 2002
                                                                               ---------------------   ---------------------

Revenue:

      Commercial rental operations                                             $              1,524     $             1,552
                                                                               ---------------------   ---------------------

         Total revenue                                                                        1,524                   1,552
                                                                               ---------------------   ---------------------

Operating expenses:

      Commercial rental                                                                         311                     302
      Real estate taxes                                                                         178                     275
      Insurance                                                                                 248                     180
      Management and administrative                                                             212                     197
      Legal and professional fees                                                               596                     767
      Amortization                                                                               69                      69
      Depreciation                                                                              303                     289
                                                                               ---------------------   ---------------------

         Total operating expenses                                                             1,917                   2,079
                                                                               ---------------------   ---------------------

Loss from operations                                                                           (393)                   (527)
                                                                               ---------------------   ---------------------

Other income (expense):
      Interest and other income                                                                   4                      32
      Interest expense                                                                         (852)                   (881)
                                                                               ---------------------   ---------------------

         Total expense, net                                                                    (848)                   (849)
                                                                               ---------------------   ---------------------

Net loss                                                                       $             (1,241)    $            (1,376)
                                                                               =====================   =====================

Net loss allocated to general partners                                         $                (62)    $               (69)
                                                                               =====================   =====================

Net loss allocated to limited partners                                         $             (1,179)    $            (1,307)
                                                                               =====================   =====================

Net loss per limited partnership unit                                          $          (1,501.91)   $          (1,664.97)
                                                                               =====================   =====================






                 See notes to consolidated financial statements.

                                     3 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)                                                       FOR THE THREE MONTHS ENDED
                                                                                 JUNE 30, 2003            JUNE 30, 2002
                                                                              ---------------------    ---------------------

Revenue:

      Commercial rental operations                                            $                764     $                804
                                                                              ---------------------    ---------------------

         Total revenue                                                                         764                      804
                                                                              ---------------------    ---------------------

Operating expenses:

      Commercial rental                                                                        168                      177
      Real estate taxes                                                                         89                      137
      Insurance                                                                                127                       97
      Management and administrative                                                            106                      102
      Legal and professional fees                                                              468                      648
      Amortization                                                                              34                       34
      Depreciation                                                                             151                      145
                                                                              ---------------------    ---------------------

         Total operating expenses                                                            1,143                    1,340
                                                                              ---------------------    ---------------------

Loss from operations                                                                          (379)                    (536)
                                                                              ---------------------    ---------------------

Other income (expense):
      Interest and other income                                                                  -                       17
      Interest expense                                                                        (428)                    (462)
                                                                              ---------------------    ---------------------

         Total expense, net                                                                   (428)                    (445)
                                                                              ---------------------    ---------------------

Net loss                                                                       $              (807)    $               (981)
                                                                              =====================    =====================

Net loss allocated to general partners                                         $               (40)    $                (49)
                                                                              =====================    =====================

Net loss allocated to limited partners                                         $              (767)    $               (932)
                                                                              =====================    =====================

Net loss per limited partnership unit                                          $           (977.07)    $          (1,187.26)
                                                                              =====================    =====================








                 See notes to consolidated financial statements.

                                     4 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                            Units of                Investor
                                             Limited                 Limited                 General                 Total
                                           Partnership              Partners'               Partners'              Partners'
                                             Interest                 Equity                 Deficit            Equity (Deficit)
                                        ------------------    ----------------------   -------------------    --------------------
Balance - January 1, 2003                             785     $              11,810    $          (11,079)    $               731


      Net loss                                          -                    (1,179)                  (62)                 (1,241)
                                        ------------------    ----------------------   -------------------    --------------------

Balance - June 30, 2003                               785     $              10,631    $          (11,141)    $              (510)
                                        ==================    ======================   ===================    ====================






















                 See notes to consolidated financial statements.

                                    5 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

(IN THOUSANDS)                                                                          FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30, 2003            JUNE 30, 2002
                                                                              ---------------------    ---------------------
Cash Flows from Operating Activities:

Net loss                                                                      $             (1,241)    $             (1,376)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation and amortization                                                            382                      368

Changes in assets and liabilities:
      Accounts receivable                                                                      145                      (47)
      Real estate tax escrow and other current assets                                         (175)                    (182)
      Deferred rent receivable                                                                  (3)                      (6)
      Accounts payable and other liabilities                                                  (581)                      25
                                                                              ---------------------    ---------------------

      Net cash used in operating activities                                                 (1,473)                  (1,218)
                                                                              ---------------------    ---------------------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                                                  (28)                    (418)
                                                                              ---------------------    ---------------------

      Cash used in investing activities                                                        (28)                    (418)
                                                                              ---------------------    ---------------------

Cash Flows from Financing Activities:

      Related party loan                                                                       647                        -
      Repayment of related party loan                                                       (1,300)                       -
      Principal payments on long-term debt                                                     (79)                     (73)
                                                                              ---------------------    ---------------------

      Net cash used in financing activities                                                   (732)                     (73)
                                                                              ---------------------    ---------------------

Net change in cash and cash equivalents                                                     (2,233)                  (1,709)

Cash and cash equivalents, beginning of period                                               2,613                    4,155
                                                                              ---------------------    ---------------------

Cash and cash equivalents, end of period                                      $                380     $              2,446
                                                                              =====================    =====================

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                                   $               872     $                940
                                                                              =====================    =====================





                 See notes to consolidated financial statements.

                                     6 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 2003
                           ---------------------------

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

         The results of operations for the six months ended June 30, 2003 and 2002 are not indicative of the results to be expected for the full year due to the seasonal nature of the Partnership's business.

2.       RELATED PARTY TRANSACTIONS

         The following transactions with affiliates of the General Partner were charged to expense during the six month periods ended June 30, 2003 and 2002:

                                                                                  For the Six Months Ended
                                                                                            June 30,
                                                                              ---------------------------------
                                                                                  2003                 2002
                                                                              --------------       ------------
Partnership administration fee                                                $      180,000       $     170,000
Management fee                                                                        40,000              27,000
Reimbursement for administration expenses                                             45,000              40,000
Interest expense                                                                      16,000              39,000

         In February 2003, a $1,300,000 loan plus accrued interest from an affiliate of the General Partner and $384,000 due to the General Partner and affiliates were repaid. The loan bore interest at 6%. During the second quarter the General Partner loaned the Partnership $647,000. The Partnership is paying interest on the loan at a rate of prime plus three percent (7%). The General Partner may advance additional cash to fund operating deficits in the future.


                                     7 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 2003
                           ---------------------------

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

           Liquidity and Capital Resources
           -------------------------------

           The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $2,233,000 at June 30, 2003, as compared to December 31, 2002. The decrease in cash and cash equivalents of $2,233,000 consisted of $1,473,000 used in operating activities, $28,000 used in investing activities and $732,000 used in financing activities. Financing activities consisted of $1,300,000 for the repayment of a related party loan, $79,000 of principal payments on long term debt partially offset by $647,000 of proceeds from a loan by the General Partner. Investing activities consisted of $28,000 of improvements to property and equipment. At June 30, 2003, the Registrant's cash balance was $380,000. The cash balance is primarily invested in money market accounts.

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

                                     8 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 2003
                           ---------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           ---------------------------------------------------------------------

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

           The parties have reached an agreement to settle their disputes which provides for payment by the General Partner of $9,750,000 to the class members. The General Partner may recoup up to $6,000,000 of the original settlement amount in the future depending upon future operations of the Partnership. The settlement agreement has been entered into by the parties and has been approved by the Court.

           Results of Operations
           ---------------------

           The Registrant experienced a net loss of $1,241,000 for the six months ended June 30, 2003, as compared to a net loss of $1,376,000 for the six months ended June 30, 2002 as a result of a decrease in operating expenses partially offset by a decrease in commercial rental operations. The Registrant experienced a net loss of $807,000 for the three months ended June 30, 2003 as compared to a net loss of $981,000 for the three months ended June 30, 2002 primarily as a result of a decrease in operating expenses partially offset by a decrease in commercial rental operations.

            Revenue from commercial rental operations decreased by $28,000 for the comparable six month periods due to a decrease in real estate tax escalation which was partially offset by an increase in rental rates.

            Operating expenses decreased by $162,000 for the six months ended June 30, 2003, as compared to 2002, primarily because of decreases in legal and professional fees of $171,000 and real estate taxes of $97,000 which were partially offset by increases in commercial rental expenses of $9,000, insurance expense of $68,000 and management and administrative expense of $15,000. Legal and professional fees decreased by $171,000 due to lower costs for the previously mentioned lawsuits. Real estate taxes decreased by $97,000 due to a decrease in tax rates. Insurance expense increased by $68,000 because of an increase in rates and additional terrorism coverage.

                                     9 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 2003
                           ---------------------------


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           ---------------------------------------------------------------------

           Results of Operations (Continued)
           ---------------------------------

           Interest income decreased by $28,000 due to lower interest rates and a decrease in cash available for investment. Interest expense decreased by $29,000.

           The results of operations in future periods may differ from the results of operations for the period ended June 30, 2003 as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Due to the poor weather conditions that have affected the New England area in the spring and summer of 2003, it is expected that operating results for the third quarter of 2003 may be significantly lower than the operating results for the third quarter of 2002. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

           Quantitative and Qualitative Disclosures of Market Risk
           -------------------------------------------------------

           The Registrant has one financial instrument that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The related party note payable has an interest rate of prime plus three percent (7% at June 30, 2003). Based on the outstanding principal balance at June 30, 2003, for every 1% increase in prime, the Registrant would pay an additional $6,470 in interest per year. The Registrant's mortgage loan requires interest payments based on a fixed rate (9.03% per annum), as such the Registrant does not have any market risk of interest volatility. The Registrant does not believe that it has any risks related to derivative financial instruments.

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

                                    10 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 2003
                           ---------------------------


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           ---------------------------------------------------------------------

           Recently Issued Accounting Standards (Continued)
           ------------------------------------------------

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

           In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this Interpretation will have an impact on the Partnership's consolidated financial statements.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

                                    11 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 2003
                           ---------------------------


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           --------------------------------------------------------------------

           Recently Issued Accounting Standards (Continued)

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership does not expect this statement to have any effect on the Partnership's financial statements.

ITEM 3.    CONTROLS AND PROCEDURES
           -----------------------

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



                                    12 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 2003
                           ---------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

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

           In re: Nantucket Island Associates Limited Partnership Unitholders Litigation, Consolidated Civil Action No. 17379-NC.

           In August 1999 and November 1999, investors in the Registrant, purporting to represent a class of investor limited partners, filed actions against the general partner of the Registrant and a related entity purporting to allege claims for breach of fiduciary duty and aiding and abetting. In April 2000, plaintiffs filed an Amended Complaint adding claims for breach of contract and unjust enrichment. The plaintiffs appear to contend, in substance, that a 1996 offering of preferred limited partnership units in the Registrant and the subsequent sale of certain of the Registrant's assets violated their rights as limited partners. The court denied the defendants' motion to dismiss, in which the defendants had argued that the plaintiffs lack standing to bring individual claims and that they had failed to properly plead derivative claims. The court granted plaintiffs' motion for class certification. On August 23, 2001, the court issued an order in which it certified as a class those individuals and entities that the named plaintiffs had sought to represent as a class. On October 8, 2002, the Court issued a Memorandum Opinion in which it ruled on the parties' cross-motions for partial summary judgment. The Court denied the Registrant's motion for partial summary judgment. The Court also denied the plaintiffs' motion for partial summary judgment, except as to their claim that the General Partner of the Registrant breached the Registrant's partnership agreement by purporting to amend that agreement without the approval of the Registrant's limited partners. As to that particular claim the Court granted summary judgment to the plaintiffs as to liability. The Court's Memorandum Opinion does not address the consequences of the Court's ruling. On November 1, 2002, the Court entered an Order formalizing the rulings from its Memorandum Opinion as described above. Trial of the action has been postponed twice. The parties have reached an agreement to settle their disputes which provides for the payment by Three Winthrop Properties, Inc., the Registrant's general partner, of $9,750,000 to the class members. Plaintiff's counsel has informed the Registrant that they presently contemplate making a payment of $12,300 on account of each unit of limited partnership interest held as of September 10, 1996 and presently held by a person or entity other than affiliates of the General Partner, limited partners who acquired Preferred Interest in the Partnership, or persons who acquired limited partnership interests from affiliates of the General Partner or limited partners who acquired Preferred Interest in the Partnership. In addition, a payment of approximately $2,400 per unit is expected to be made to limited partners who held such units at September 10, 1996, who did not acquire Preferred Interests and who transferred such units to unaffiliated third parties. The general partner may recoup up to $6,000,000 of the original settlement amount in the future depending upon future operations of the Partnership. The settlement agreement has been entered into by the parties and has been approved by the Court.

                                    13 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 2003
                           ---------------------------



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

           (a)    Exhibits:

                  31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8K: No report on Form 8-K was filed during the period.





                                    14 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 2003
                           ---------------------------



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

                   BY:      THREE WINTHROP PROPERTIES, INC.
                            -------------------------------
                            Managing General Partner




                            BY: /s/ Michael L. Ashner
                                --------------------------------
                                Michael L. Ashner
                                Chief Executive Officer




                            BY: /s/ Thomas C. Staples
                                --------------------------------
                                Thomas C. Staples
                                Chief Financial Officer



                             Dated: August 14, 2003





                                    15 of 21

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10 - QSB JUNE 30, 2003
                           ---------------------------

EXHIBIT INDEX

         Exhibit                                                                                        Page No.
         -------                                                                                        --------
31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.                       17 - 20

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                          21






                                    16 of 21