Form 10QSB
period 2003-09-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2003-11-14
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865

                 Nantucket Island Associates Limited Partnership
                 -----------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                                  04-2948435
----------------------------------------------              ------------------------------------
    (State or other jurisdiction of                         (I.R.S. Employer Identification No.)
    incorporation or organization)

   P.O. Box 9507, 7 Bulfinch Place,
         Suite 500, Boston, MA                                           02114-9507
----------------------------------------------              ------------------------------------
(Address of principal executive office)                                  (Zip Code)

Registrant's telephone number, including area code                     (617) 570-4600
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

                                    1 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                             SEPTEMBER 30,  DECEMBER 31,
Assets                                                                           2003           2002
                                                                             -------------  ------------
Cash and cash equivalents                                                     $     1,098   $     2,613
Accounts receivable                                                                    34           263
Real estate tax escrow and other current assets                                       774           767
                                                                              ------------  ------------

      Total current assets                                                          1,906         3,643

Property and equipment, net of accumulated depreciation
   of $9,427 (2003) and $8,972 (2002)                                              16,360        16,719
Deferred rent receivable                                                              323           328
Deferred costs, net of accumulated amortization of
   $1,744 (2003) and $1,626 (2002)                                                    692           810
                                                                              ------------  ------------

      Total assets                                                            $    19,281   $    21,500
                                                                              ============  ============

Liabilities and Partners' Equity

Accounts payable and other liabilities                                        $       290   $     1,047
Current maturity of long-term debt                                                    162           158
Related party note payable                                                              -         1,300
                                                                              ------------  ------------

      Total current liabilities                                                       452         2,505

Long-term debt                                                                     18,146        18,264
                                                                              ------------  ------------

      Total liabilities                                                            18,598        20,769
                                                                              ------------  ------------

Commitments
Partners' equity (deficit):
      Limited partners' equity, 785 units authorized, issued,
         and outstanding                                                           11,764        11,810
      General partners' deficit                                                   (11,081)      (11,079)
                                                                              ------------  ------------

      Total partners' equity                                                          683           731
                                                                              ------------  ------------

      Total liabilities and partners' equity                                  $    19,281   $    21,500
                                                                              ============  ============

                 See notes to consolidated financial statements.

                                     2 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)                FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                   2003             2002
                                              -------------    -------------
Revenue:

      Commercial rental operations            $      3,947     $      3,890
                                              -------------    -------------

         Total revenue                               3,947            3,890
                                              -------------    -------------

Operating expenses:

      Commercial rental                                519              457
      Real estate taxes                                284              405
      Insurance                                        367              294
      Management and administrative                    352              329
      Legal and professional fees                      637            1,014
      Amortization                                     104              104
      Depreciation                                     455              433
                                              -------------    -------------

         Total operating expenses                    2,718            3,036
                                              -------------    -------------

Income from operations                               1,229              854
                                              -------------    -------------

Other income (expense):
      Interest and other income                          5               38
      Interest expense                              (1,282)          (1,327)
                                              -------------    -------------

         Total expense, net                         (1,277)          (1,289)
                                              -------------    -------------

Net loss                                      $        (48)    $       (435)
                                              =============    =============

Net loss allocated to general partners        $         (2)    $        (22)
                                              =============    =============

Net loss allocated to limited partners        $        (46)    $       (413)
                                              =============    =============

Net loss per limited partnership unit         $     (58.60)    $    (526.11)
                                              =============    =============

                 See notes to consolidated financial statements.

                                     3 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)                 FOR THE THREE MONTHS ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                    2003             2002
                                                -------------   -------------
Revenue:

      Commercial rental operations               $     2,423     $     2,338
                                                -------------   -------------

          Total revenue                                2,423           2,338
                                                -------------   -------------

Operating expenses:

      Commercial rental                                  208             155
      Real estate taxes                                  106             130
      Insurance                                          119             114
      Management and administrative                      140             132
      Legal and professional fees                         41             247
      Amortization                                        35              35
      Depreciation                                       152             144
                                                -------------   -------------

          Total operating expenses                       801             957
                                                -------------   -------------

Income from operations                                 1,622           1,381
                                                -------------   -------------

Other income (expense):
      Interest income                                      1               6
      Interest expense                                  (430)           (446)
                                                -------------   -------------

          Total expense, net                            (429)           (440)
                                                -------------   -------------

Net income                                       $     1,193     $       941
                                                =============   =============

Net income allocated to general partners         $        60     $        47
                                                =============   =============

Net income allocated to limited partners         $     1,133     $       894
                                                =============   =============

Net income per limited partnership unit          $  1,443.31     $  1,138.85
                                                =============   =============




                 See notes to consolidated financial statements.

                                     4 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2003


CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                        UNITS OF       INVESTOR
                                         LIMITED       LIMITED        GENERAL        TOTAL
                                       PARTNERSHIP     PARTNERS'     PARTNERS'     PARTNERS'
                                        INTEREST        EQUITY        DEFICIT       EQUITY
                                       -----------   ------------   -----------   -----------

Balance - January 1, 2003                     785    $    11,810    $  (11,079)   $      731

  Net loss                                      -            (46)           (2)          (48)
                                       -----------   ------------   -----------   -----------

Balance - September 30, 2003                  785    $    11,764    $  (11,081)   $      683
                                       ===========   ============   ===========   ===========














                 See notes to consolidated financial statements.

                                     5 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                  FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2003             2002
                                                              -------------    -------------
Cash Flows from Operating Activities:

Net loss                                                      $        (48)    $       (435)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
      Depreciation and amortization                                    573              551

Changes in assets and liabilities:
      Accounts receivable                                              229             (133)
      Real estate tax escrow and other current assets                   (7)             125
      Deferred rent receivable                                           5               (5)
      Accounts payable and other liabilities                          (757)             110
                                                              -------------    -------------

      Net cash (used in) provided by operating activities               (5)             213
                                                              -------------    -------------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                          (96)            (532)
                                                              -------------    -------------

      Cash used in investing activities                                (96)            (532)
                                                              -------------    -------------

Cash Flows from Financing Activities:

      Related party loan                                               647                -
      Repayment of related party loan                               (1,947)               -
      Principal payments on long-term debt                            (114)            (105)
                                                              -------------    -------------

      Net cash used in financing activities                         (1,414)            (105)
                                                              -------------    -------------

Net change in cash and cash equivalents                             (1,515)            (424)

Cash and cash equivalents, beginning of period                       2,613            4,155
                                                              -------------    -------------

Cash and cash equivalents, end of period                      $      1,098     $      3,731
                                                              =============    =============

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                  $      1,300     $      1,364
                                                              =============    =============




                 See notes to consolidated financial statements.

                                     6 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2003

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

         The results of operations for the nine months ended September 30, 2003 and 2002 are not indicative of the results to be expected for the full year due to the seasonal nature of the Partnership's business.

2.       RELATED PARTY TRANSACTIONS

         The following transactions with affiliates of the General Partner were charged to expense during the nine month periods ended September 30, 2003 and 2002:

                                               For the Nine Months Ended
                                                       September 30,
                                             -----------------------------
                                                 2003              2002
                                             -----------       -----------

         Partnership administration fee     $   270,000       $   255,000
         Management fee                          90,000            74,000
         Reimbursement for administration
          expenses                               57,000            61,000
         Interest expense                        23,000            58,000

         In February 2003, a $1,300,000 loan plus accrued interest from an affiliate of the General Partner and $384,000 due to the General Partner and affiliates were repaid. The loan bore interest at 6%. During the second quarter the General Partner loaned the Partnership $647,000. The Partnership was paying interest on the loan at a rate of prime plus three percent (7%). This loan was paid in full in September 2003. The General Partner may advance additional cash to fund operating deficits in the future.





                                    7 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2003

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

           Liquidity and Capital Resources

           The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $1,515,000 at September 30, 2003, as compared to December 31, 2002. The decrease in cash and cash equivalents of $1,515,000 consisted of $1,414,000 used in financing activities, $96,000 used in investing activities and $5,000 used in operating activities. Financing activities consisted of $1,947,000 for the repayment of a related party loan and $114,000 of principal payments on long-term debt which were partially offset by $647,000 of proceeds from a loan by the General Partner. Investing activities consisted of $96,000 of improvements to property and equipment. At September 30, 2003, the Registrant's cash balance was $1,098,000. The cash balance is primarily invested in money market accounts.

           As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $3,500,000 over the next four years for bulkhead replacement. During the fourth quarter of 2002, the Registrant spent approximately $173,000 for an engineering study and soil testing relating to the bulkhead replacements. The first phase of the bulkhead replacement is expected to commence in December 2003. The Registrant expects to utilize cash flow from operations and cash reserves to fund these improvements. However, it may be necessary for the Registrant to obtain one or more loans from the General Partner or a third party to fund some or all of the expenses associated with the bulkhead replacement.

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


                                    8 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2003

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

           The parties have reached an agreement to settle their disputes which provides for payment by the General Partner of $9,750,000 to the class members. The General Partner may recoup up to $6,000,000 of the original settlement amount in the future depending upon future operations of the Registrant. The settlement agreement has been entered into by the parties and has been approved by the Court.

           Results of Operations

           The Registrant experienced a net loss of $48,000 for the nine months ended September 30, 2003, as compared to a net loss of $435,000 for the nine months ended September 30, 2002, as a result of a decrease in operating expenses and an increase in commercial rental operations. The Registrant experienced net income of $1,193,000 for the three months ended September 30, 2003, as compared to net income of $941,000 for the three months ended September 30, 2002, primarily as a result of a decrease in operating expenses and an increase in commercial rental operations.

           Revenue from commercial rental operations increased by $57,000 for the comparable nine month periods due to an increase in rental rates and percentage rent which was partially offset by a decrease in real estate tax escalation.

           Operating expenses decreased by $318,000 for the nine months ended September 30, 2003, as compared to 2002, primarily because of decreases in legal and professional fees of $377,000 and real estate taxes of $121,000, which were partially offset by increases in commercial rental expenses of $62,000, insurance expense of $73,000, management and administrative expenses of $23,000 and depreciation expense of $22,000. Legal and professional fees decreased by $377,000 due to lower costs for the previously mentioned lawsuits. Real estate taxes decreased by $121,000 due to a decrease in tax rates. Commercial rental expenses increased by $62,000 due to additional repairs and maintenance, and utility expenses. Insurance expense increased by $73,000 because of an increase in rates and terrorism coverage. Depreciation expense increased by $22,000 because of improvements to the property.


                                    9 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Results of Operations (Continued)

           Interest income decreased by $33,000 due to lower interest rates and a decrease in cash available for investment. Interest expense decreased by $45,000 due to satisfaction of the related party loan.

           The results of operations in future periods may differ from the results of operations for the period ended September 30, 2003 as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

           Quantitative and Qualitative Disclosures of Market Risk

           The Registrant's mortgage loan requires interest payments based on a fixed rate (9.03% per annum), as such the Registrant does not have any market risk of interest volatility. The Registrant does not believe that it has any risks related to derivative financial instruments.

           Recently Issued Accounting Standards

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. This statement had no effect on the Registrant's consolidated financial statements.

           In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. This statement had no effect on the Registrant's consolidated financial statements.


                                    10 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2003

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

           In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Registrant will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Registrant does not expect that this Interpretation will have an impact on the Registrant's consolidated financial statements.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying that is related to an asset, liability or equity security to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Registrant's consolidated financial statements.

                                    11 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2003

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Recently Issued Accounting Standards (Continued)

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Registrant's consolidated financial statements.

ITEM 3.    CONTROLS AND PROCEDURES

           The Registrant's management, with the participation of the Registrant's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures are effective.

           There have not been any changes in the Registrant's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


                                    12 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2003

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits:

                  Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

           (b)    Reports on Form 8K:

                  No reports on Form 8-K were filed during the three months ended September 30, 2003.













                                    13 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2003


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

                                          BY:   THREE WINTHROP PROPERTIES, INC.
                                                -------------------------------
                                                Managing General Partner




                                                BY: /s/ Michael L. Ashner
                                                    ---------------------------
                                                    Michael L. Ashner
                                                    Chief Executive Officer




                                                BY: /s/ Thomas C. Staples
                                                    ---------------------------
                                                    Thomas C. Staples
                                                    Chief Financial Officer



                                                Dated: November 14, 2003







                                    14 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                        FORM 10 - QSB SEPTEMBER 30, 2003


EXHIBIT INDEX


Exhibit                                                                               Page No.
-------                                                                               --------
31.1     Chief Executive Officer's Certification, pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.                                                   16 - 17

31.2     Chief Financial Officer's Certification, pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.                                                   18 - 19

32       Certification of Chief Executive Officer and Chief Financial Officer,
         pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002.                                               20



                                    15 of 20