Form 10KSB
period 2003-12-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2004-03-30
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                              Commission  File
For the fiscal year ended December 31, 2003                   Number  0-16865
                          -----------------                           -------

                NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
                -----------------------------------------------
       (exact name of small business issuer as specified in its charter)

        Delaware                                         04-2948435
-----------------------                       ---------------------------------
(State of organization)                       (IRS Employer Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts      02114
-----------------------------------------------------------------     --------
   (Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number including area code:                (617) 570-4600
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

Registrant's revenues for its most recent fiscal year were $4,944,000

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

         Profits and losses of the Registrant from normal operations had been allocated 95% to the Limited Partners and 5% to Three Winthrop from January 1, 1994 through November 8, 1996. In connection with the Rights offering the Agreement of Limited Partnership of the Registrant was amended and restated to provide for, among other things, (i) losses to be allocated 5% to the General Partner and 95% to the Limited Partners (including the holders of Preferred Units) in proportion to and to the extent of their positive capital account balances, (ii) a cumulative preferred annual return of 8% per Preferred Unit which is to be paid out of available cash flow, and (iii) a priority distribution to holders of Preferred Units from net proceeds from a capital transaction or upon liquidation of Registrant (which distribution is prior to any distributions on account of non-preferred limited partnership interests and to the general partner) equal to 250% of the initial capital invested by such holders for each Preferred Unit. As a result of the sale by the Registrant of all of its properties other than the Retail Properties in June 1998 and the Registrant's subsequent distribution to Preferred Unitholders, the priority distribution was satisfied and the Preferred Units were retired.

         The Registrant acquired its interest in Sherburne in December 1986 from unrelated third parties ("Sellers"). The purchase price was approximately $50.6 million, of which approximately $31.1 million was paid in cash, approximately $8.4 million was paid by the issuance of a promissory note from the Registrant to an affiliate of the Sellers and the remaining approximately $11.1 million was paid by the assumption of certain mortgages and other debts of Sherburne Associates. The Registrant remains obligated to make a contingent purchase price payment to the Sellers upon the sale or refinancing of the Retail Properties dependent upon the ultimate proceeds realized. See "Item 7, Financial Statements
- Note 6" for additional information with respect to this obligation.

         The Registrant's sole business is to own and operate the Retail Properties through its interest in Sherburne, with a view toward preserving and protecting partnership capital and increasing capital appreciation and cash distributions until such time that a sale of all or any portion of the Retail Properties appears to be advantageous to the Registrant. See "Item 2, Description of Properties" for information with respect to the Retail Properties. To date, operating results have been sufficient to cover the costs of the Registrant other than the capital improvements described above. However, it is anticipated that operating shortfalls may occur in the near-term. In such case, the General Partner, or its affiliates, may make loans to the Registrant to cover such shortfalls.

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

         The following table sets forth the average annual occupancy rate and/or the average monthly per square foot rate at the Retail Properties for the years ended December 31, 2003 and 2002:

                      Average Rate(1)                Average Occupancy Rate
                      ---------------                ----------------------

2003                      $54.92                               100%
2002                      $52.70                               100%

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

         The following table sets forth certain information concerning lease expirations at the Retail Properties (assuming no renewals for the period from January 1, 2004 through December 31, 2013):

                   # of Tenants          Aggregate SF          Annualized Rental For        Percentage of Total
                   Whose Leases      Covered By Expiring         Leases Expiring             Annualized Rental
                      Expire                   Leases            ---------------             -----------------
                      ------                   ------
2004                    41                     26,740                  1,622,156                   36.8%
2005                    17                     20,813                  1,099,250                   24.9%
2006                    13                     17,467                    918,345                   20.8%
2007                    11                      8,895                    532,050                   12.0%
2008                     2                      3,488                    156,700                    3.6%
2009                     -                          -                          -                    -
2010                     2                        600                     83,565                    1.9%
2011                     -                          -                          -                    -
2012                     -                          -                          -                    -
2013                     -                          -                          -                    -

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Retail Properties taken as a whole as of December 31, 2003:

  Gross Carrying       Accumulated                                 Federal Tax
       Value           Depreciation         Rate       Method         Basis
       -----           ------------         ----       ------         -----

    $26,025,000         $9,562,000       5-30 yrs.       S/L       $22,910,000

         The realty tax rate and realty taxes paid for the Retail Properties in 2003 were $6.11/1,000 and $385,363, respectively. The Registrant received a real estate tax abatement of $149,617 during 2003 for 2002 and 2001 taxes.

         The Registrant believes that its Retail Properties are adequately insured.

         For information with respect to capital improvements performed at the Retail Properties in 2003 and anticipated capital improvements in 2004, see "Item 6, Management's Discussion and Analysis or Plan of Operation."

         During the formation of the Registrant an engineering study was performed which revealed that petroleum hydrocarbon products had leaked out of five separate portions of the Properties (the "sites"). Under applicable Massachusetts law, the owner of the property on which such hazardous wastes have been released is responsible for the entire cost of cleaning up such wastes. In connection with the Registrant's acquisition of Sherburne, the Sellers agreed to indemnify the Registrant for one-half of the costs of an environmental cleanup of the Properties, up to an aggregate payment by the Sellers of $1.25 million. As of December 31, 2003, Sherburne Associates' cumulative share of the environmental cleanup totaled approximately $204,000. These costs included removal of old gasoline tanks, installation of monitoring wells and installation of recovery wells, as well as professional fees paid to engineers who analyzed the potential future costs of cleaning up the Properties and who also served as representatives of the Registrant in discussions with Massachusetts environmental officials.

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

None

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no established trading market for the Units. As of March 1, 2004, there were 676 holders of 785 outstanding limited partnership units (the "Units"). In addition, the Registrant's partnership agreement places significant restrictions on the rights of Limited Partners to transfer or assign their interests in the Registrant. Accordingly, transfers of Units are infrequent and occur only through private transactions.

         The following table sets forth distributions made by the Registrant during the years ended December 31, 2003 and 2002:

                                   Aggregate            Per Unit
                                   ---------            --------
                   2003                --                     --
                   2002             $392,000                $500

See "Item 6. Management's Discussion and Analysis and Plan of Operation" for disclosure regarding the Registrant's ability to make distributions in the future.

         Affiliates of the General Partner own a total of 83.75 Units representing approximately 10.67% of the total Units. It is possible that these affiliates may make additional offers in the future to acquire Units.

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

         The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $1,605,000 at December 31, 2003, as compared to December 31, 2002. The decrease was due to $1,458,000 used in financing activities and $334,000 used in investing activities, which were partially offset by $187,000 provided by operating activities. Financing activities consisted of $1,947,000 for the repayment of a related party loan and $158,000 of principal payments on long-term debt which were partially offset by $647,000 of proceeds from a loan by the General Partner. Investing activities consisted of $334,000 of improvements to property and equipment. At December 31, 2003, the Registrant's cash balance was $1,008,000 which is primarily invested in money market accounts.

         As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $3,500,000 over the next four years for bulkhead replacement. During 2002, the Registrant spent approximately $173,000 for an engineering study and soil testing relating to the bulkhead replacements. During 2003, the Registrant spent approximately $278,000 for the soil borings and to purchase steel for Phase 1 of the bulkhead project. The Registrant expects to utilize cash flow from operations and cash reserves to fund these improvements. However, it may be necessary for the Registrant to obtain one or more loans from the General Partner or a third party to fund some or all of the expenses associated with the bulkhead replacement.

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

         The parties reached an agreement to settle their disputes which provides for payment by the General Partner of $9,750,000 to the class members. The General Partner may recoup up to $6,000,000 plus 6% interest of the original settlement amount in the future depending upon future operations of the Registrant. The settlement agreement has been entered into by the parties and has been approved by the Court.

         None of the recently issued accounting standards had any effect on the Partnership's consolidated financial statements.

Results of Operations

         The Registrant experienced a net loss of $221,000 for the year ended December 31, 2003, as compared to a net loss of $1,573,000 for 2002. Income from operations for the year ended December 31, 2003 was $1,477,000, as compared to $153,000 for the year ended December 31, 2002. The increase in income from operations was due to a decrease in operating expenses of $1,129,000 and an increase in commercial rental operations of $195,000.

         Revenues from commercial rental operations increased by $195,000 for the year ended December 31, 2003 as compared to 2002 due to an increase in rental rates and percentage rent which was partially offset by a decrease in real estate tax escalation.

         Operating expenses decreased by $1,129,000 for the year ended December 31, 2003, as compared to 2002 primarily due to decreases in legal and professional fees of $981,000 and real estate taxes of $294,000, which was partially offset by an increase in commercial rental expenses of $29,000, insurance expense of $85,000 and management and administrative expenses of $27,000. Legal and professional fees decreased due to lower costs for the previously mentioned lawsuits. Real estate taxes decreased due to a decrease in tax rates and an abatement of $150,000 received in 2003 for 2001 and 2002. Insurance increased due to an increase in rates and terrorism coverage.

         Interest income decreased by $39,000 due to lower interest rates and a decrease in cash available for investment. Interest expense decreased by $67,000 due to satisfaction of the related party loan.

         The results of operations in future periods may differ from the results of operations for the year ended December 31, 2003, as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

Off-Balance Sheet Arrangements

         The Registrant has the following two off-balance sheet arrangements; the first relates to environmental cleanup costs and the second relates to contingent purchase price payments. Both of these off-balance sheet arrangements are disclosed in Item 7, footnote 6. Neither of the off-balance sheet arrangements are expected to have a material impact on the Registrant's consolidated financial statements.

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

Item 7.  Financial Statements

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2003

                                      INDEX


                                                                           Page
                                                                           ----

Independent Auditors' Report................................................13

Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002................14

Consolidated Statements of Operations for the Years Ended
December 31, 2003 and 2002..................................................15

Consolidated Statements of Partners' Equity (Deficit)
for the Years Ended December 31, 2003 and 2002..............................16

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2003 and 2002..................................................17

Notes to Consolidated Financial Statements..................................18

                          Independent Auditors' Report



To the Partners
Nantucket Island Associates Limited Partnership and Subsidiaries



We have audited the accompanying consolidated balance sheets of Nantucket Island Associates Limited Partnership (the "Partnership") and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Island Associates Limited Partnership and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                               /s/ Imowitz Koenig & Co., LLP


New York, New York
March 15, 2004

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                          DECEMBER 31,
                                                              --------------------------------------

ASSETS                                                            2003                 2002
------                                                        -----------------    -----------------
Cash and cash equivalents                                      $         1,008     $          2,613
Accounts receivable                                                        138                  263
Real estate tax escrow and other current assets                            752                  767
                                                              -----------------    -----------------

      Total current assets                                               1,898                3,643

Property and equipment, net of accumulated depreciation
   of $9,562 (2003) and $8,972 (2002)                                   16,463               16,719

Deferred rent receivable                                                   342                  328
Deferred costs, net of accumulated amortization of
   $1,783 (2003) and $1,626 (2002)                                         653                  810
                                                              -----------------    -----------------

         Total assets                                         $         19,356     $         21,500
                                                              =================    =================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Accounts payable and other liabilities                         $           580     $          1,047
Current maturity of  long-term debt                                        162                  158
Related party note payable                                                   -                1,300
                                                              -----------------    -----------------

      Total current liabilities                                            742                2,505

Long-term debt                                                          18,104               18,264
                                                              -----------------    -----------------

         Total liabilities                                              18,846               20,769
                                                              -----------------    -----------------

Commitments and contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
         issued, and outstanding                                        11,600               11,810

      General partners' (deficit)                                      (11,090)             (11,079)
                                                              -----------------    -----------------

         Total partners' equity                                            510                  731
                                                              -----------------    -----------------

         Total liabilities and partners' equity                $        19,356     $         21,500
                                                              =================    =================


                See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                                    DECEMBER 31,
                                                         -----------------------------------

                                                              2003               2002
                                                         ---------------    ----------------
Revenue:

      Commercial rental operations                       $        4,944     $         4,749
                                                         ---------------    ----------------

         Total revenue                                            4,944               4,749
                                                         ---------------    ----------------

Operating expenses:

      Commercial rental                                             775                 746
      Real estate taxes                                             240                 534
      Insurance                                                     497                 412
      Management and administrative                                 461                 434
      Legal and professional fees                                   766               1,747
      Amortization                                                  138                 138
      Depreciation                                                  590                 585
                                                         ---------------    ----------------

         Total operating expenses                                 3,467               4,596
                                                         ---------------    ----------------

Income from operations                                            1,477                 153
                                                         ---------------    ----------------

Other income (expense):
      Interest income                                                 7                  46
      Interest expense                                           (1,705)             (1,772)
                                                         ---------------    ----------------

         Total other expense, net                                (1,698)             (1,726)
                                                         ---------------    ----------------

Net loss                                                 $         (221)    $        (1,573)
                                                         ===============    ================

Net loss allocated to general partners                   $          (11)    $           (79)
                                                         ===============    ================

Net loss allocated to limited partners                   $         (210)    $        (1,494)
                                                         ===============    ================

Net loss per limited partnership unit                    $      (267.52)    $     (1,903.18)
                                                         ===============    ================

Distribution per unit of limited partner interest        $            -     $        500.00
                                                         ===============    ================





                See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                        (In Thousands, Except Unit Data)

                                                Units of           Investor
                                                 Limited            Limited                General                 Total
                                               Partnership         Partners'              Partners'              Partners'
                                                Interest            Equity                 Deficit                Equity
                                             ---------------  -------------------    -------------------    -------------------
Balance - January 1, 2002                               785   $           13,696     $          (10,996)    $            2,700

Distribution                                                                (392)                    (4)                  (396)

Net loss                                                                  (1,494)                   (79)                (1,573)
                                             ---------------  -------------------    -------------------    -------------------

Balance - December 31, 2002                             785               11,810                (11,079)                   731

Net loss                                                                    (210)                   (11)                  (221)
                                             ---------------  -------------------    -------------------    -------------------

Balance - December 31, 2003                             785   $           11,600     $          (11,090)    $              510
                                             ===============  ===================    ===================    ===================























                See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                DECEMBER 31,
                                                                      ---------------------------------

                                                                          2003               2002
                                                                      --------------    ---------------
CASH FLOWS FROM  OPERATING ACTIVITIES:

Net loss                                                              $        (221)    $       (1,573)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
      Depreciation and amortization                                             747                741

Changes in operating assets and liabilities:

         Accounts receivable                                                    125               (102)
         Real estate tax escrow and other current assets                         15                134
         Deferred rent receivable                                               (14)                82
         Accounts payable and other liabilities                                (465)               272
                                                                      --------------    ---------------

Net cash provided by (used in) operating activities                             187               (446)
                                                                      --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Expenditures for property and equipment                                  (334)              (557)
                                                                      --------------    ---------------

Cash used in investing activities                                              (334)              (557)
                                                                      --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Related party loan                                                        647                  -
      Repayment of related party loan                                        (1,947)                 -
      Principal payments on long-term debt                                     (158)              (143)
      Distributions to partners                                                   -               (396)
                                                                      --------------    ---------------

Cash used in financing activities                                            (1,458)              (539)
                                                                      --------------    ---------------

Net decrease in cash and cash equivalents                                    (1,605)            (1,542)

Cash and cash equivalents, beginning of year                                  2,613              4,155
                                                                      --------------    ---------------

Cash and cash equivalents, end of year                                $       1,008     $        2,613
                                                                      ==============    ===============

Supplemental Information -
      Cash paid for interest                                           $      1,717     $        1,803
                                                                      ==============    ===============







                See notes to consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Deferred Costs (continued)

         Deferred mortgage costs which consist of a commitment fee, legal and professional fees, and title insurance, are amortized using the straight-line method over the term of the related agreement. The amortization relating to the commitment fee is charged to interest expense. The amortization charged to interest expense was $18,000 for the years ended December 31, 2003 and 2002. Costs related to the acquisition of the Partnership's investment in the properties are amortized primarily over 19 years.

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Standards

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. This interpretation had no effect on the Partnership's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Partnership's consolidated financial statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2.       PROPERTY AND EQUIPMENT

         Investment Properties and Accumulated Depreciation:

                                                                           2003                    2002
                                                                     -----------------        ---------------
         Land                                                        $      9,298,000         $     9,298,000
         Buildings, improvements and personal property                     16,727,000              16,393,000
                                                                     ----------------         ---------------
                                                                           26,025,000              25,691,000
         Less:  accumulated depreciation                                   (9,562,000)             (8,972,000)
                                                                     ----------------         ---------------

                    Property and equipment, net                      $     16,463,000         $    16,719,000
                                                                     ================         ===============

3.       LONG-TERM DEBT

         The following is a summary of the Partnership's debt at December 31:

                                                                        2003                    2002
                                                                  -----------------       ----------------
           Mortgage loan                                          $      18,074,000       $     18,204,000
           Note payable - related party                                           -              1,300,000
           Other mortgage notes payable                                     192,000                218,000
                                                                  -----------------       ----------------
           Total long-term debt                                          18,266,000             19,722,000
           Less:  current maturity of long-term debt                       (162,000)            (1,458,000)
                                                                  ------------------      ----------------

           Long-term debt                                         $      18,104,000       $     18,264,000
                                                                  =================       ================

         Mortgage Loan

         The mortgage loan, in the original principal amount of $18,500,000 and secured by the properties, requires monthly payments of interest at 9.03% (fixed rate) and principal based on a 30 year amortization schedule and matures in 2010, with a balloon payment of approximately $16,968,000. Monthly principal and interest payments are $149,255. An additional amount per month payment is required for real estate tax escrows and reserves. Prepayment of the loan is permitted only with yield maintenance after the third year of the loan. The loan was obtained on February 2, 2000. The General Partner has guaranteed $4,574,000 of the loan.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


3.       LONG-TERM DEBT (Continued)

         Mortgage Loan (Continued)

         Aggregate principal maturities due on long-term debt at December 31, 2003 over the next five years are as follows:

                         2004                             162,000
                         2005                             171,000
                         2006                             179,000
                         2007                             188,000
                         2008                             200,000


4.       RENTAL INCOME UNDER OPERATING LEASES

         The aggregate future minimum lease payments under non-cancelable operating leases at December 31, 2003 are as follows:

                         2004                   $       4,412,066
                         2005                           2,871,047
                         2006                           1,837,054
                         2007                             877,350
                         2008                             298,100
                         Thereafter                       213,200
                                                -----------------

                                                $      10,508,817
                                                =================

         The leases for the majority of the commercial properties provide for contingent rentals, which are based on sales volume or other activity-related criteria, and include property tax escalation clauses. Aggregate future lease rentals do not include these contingent rental or escalation amounts. Contingent rentals amounted to approximately $189,000 and $165,000, for the years ended December 31, 2003 and 2002, respectively, and are included in commercial rental income. The Partnership recognizes contingent rental income when earned.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


5.       TRANSACTIONS WITH RELATED PARTIES

         The Partnership and Sherburne have paid or accrued charges by and commitments to companies affiliated by common ownership and management with the General Partner. Related-party transactions with affiliates of the General Partner include the following for the years ended December 31:

                                                          2003          2002
                                                       ----------    ----------

             Partnership administration fee            $  359,000    $  339,000
             Management fees                              106,000        95,000
             Reimbursement for administrative expenses     73,000        83,000
             Interest expense                              23,000        78,000

         For the year ended December 31, 2003, $60,000 of the Partnership administration fee and $8,000 of management fees were included in accrued expenses. The accrued expenses were paid during the first quarter of 2004.

         In February 2003, a $1,300,000 loan plus accrued interest from an affiliate of the General Partner and $384,000 due to the General Partner and affiliates was repaid. The loan bore interest at 6%. During the second quarter the General Partner loaned the Partnership $647,000. The Partnership was paying interest on the loan at a rate of prime plus three percent (7%). This loan was paid in full in September 2003. The General Partner or its affiliates may advance additional cash to fund operating deficits in the future.

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


6.       COMMITMENTS AND CONTINGENCIES (Continued)

         Environmental Cleanup Costs (Continued)

         The sellers deposited $1,250,000 in escrow as security for the sellers' indemnification. The Partnership has incurred approximately $204,000 to date, as its one-half share of clean-up costs. These costs included expenses of removing certain underground tanks from the properties and the professional services of engineers in analyzing the potential costs of future clean-up and serving as the Partnership's representatives in discussions with the Massachusetts Department of Environmental Protection in determining the best course of action.

         Based on the magnitude of the cost incurred during the last few years, the current status of the project, and management's experience with other environmental clean-up projects, management believes that the future costs related to the environmental clean-up will not have a material impact on the Partnership's consolidated financial statements.

         Contingent Purchase Price Payments

         Under agreements entered into at the time of the Partnership's acquisition of Sherburne, at the time of a sale or refinancing of the properties or any portion thereof, Sherburne is obligated to make a payment (the "Contingent Purchase Price Payment") to the sellers equal to 12% of the amount by which the proceeds from the sale or refinancing exceed the Agreed Base Value of the properties (as defined in the agreement) or the parcel, as adjusted. The aggregate Agreed Base Value of the properties, which was determined by the parties at the time of the acquisition, was approximately $50,800,000, which amount has been allocated over the various parcels of the properties. In determining the amount, if any, by which the amount of the sale or refinancing proceeds exceeds the Agreed Base Value of the properties or the parcels being sold, the following amounts will be added to the Agreed Base Value of the properties or the parcel being sold: (i) the out-of-pocket expenses incurred by the Partnership in connection with any such sale or refinancing; (ii) amounts expended on capital improvements of the properties or such parcels by Sherburne; (iii) amounts expended by Sherburne on the properties as a whole for environmental cleanup; and
         (iv) any prepayment or other penalty in connection with the sale. After December 31, 1997, the sellers may require Sherburne to purchase the sellers' rights to receive the Contingent Purchase Price Payments (the "Put Option"). After December 31, 2000, Sherburne may require the sellers to sell such rights to Sherburne

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


6.       COMMITMENTS AND CONTINGENCIES (Continued)

         Contingent Purchase Price Payments (Continued)

         (the "Call Option"). Upon the exercise of either the Put Option or the Call Option, Sherburne shall pay the fair market value of such rights to the sellers. The fair market value shall be determined by the agreement of Sherburne and the sellers or, if no such agreement can be reached, by an independent appraiser. The sellers were not entitled to any contingent purchase price payments for the refinancing or sale of the properties for the years ended December 31, 2003 and 2002.

         Based on the fair value of the remaining properties, the Partnership believes that it will not be obligated to make any Contingent Purchase Price Payments upon sale of the remaining properties.

         Capital Improvements

         As owner of the commercial properties along the wharf, the Partnership is responsible for maintaining the bulkheads. The Partnership anticipates spending approximately $3,500,000 over the next four years for bulkhead replacement. During 2002, the Partnership spent approximately $173,000 for an engineering study and soil testing relating to the bulkhead replacements. The first phase of the bulkhead replacement began in November 2003. The Partnership spent approximately $278,000 for the soil borings and to purchase the steel for Phase 1 of the project. The Partnership expects to utilize its cash reserves and cash flow from operations to fund these improvements. However, it may be necessary for the Partnership to obtain one or more loans from the General Partner or its affiliates to fund some or all of the expenses associated with the bulkhead replacement.

         Legal Proceedings

         In connection with the offering of preferred units by the Partnership, four lawsuits were filed, each purporting to represent a class of investor limited partners against the Partnership, its General Partners and certain related and unrelated parties, claiming unjust enrichment, violation of the Massachusetts securities laws, breach of fiduciary duty, fraud, deceit, misrepresentation, conspiracy, breach of contract, negligence, and violation of Massachusetts consumer protection laws on behalf of themselves and the purported class. Two of these lawsuits have previously been dismissed and the other two have been consolidated.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


6.       COMMITMENTS AND CONTINGENCIES (Continued)

         Legal Proceedings (Continued)

         The parties reached an agreement to settle their disputes which provides for payment by the General Partner of $9,750,000 to the class members. The General Partner may recoup up to $6,000,000 plus 6% interest of the original settlement amount in the future depending upon future operations of the Partnership. The settlement agreement has been entered into by the parties and has been approved by the Court.

7.       TAXABLE LOSS

         The taxable loss of the Partnership, the Operating Partnership and Sherburne differs from the consolidated net loss reported for financial reporting purposes, primarily due to timing differences in the recognition of depreciation and amortization expense, and commercial rental revenue for tax purposes. A reconciliation of consolidated net loss for financial reporting purposes to federal income tax basis net loss for the years ended December 31, 2003 and 2002 is as follows:

                                                                                  2003                 2002
                                                                             ---------------     ---------------
         Consolidated net loss for financial reporting purposes              $    (221,000)      $    (1,573,000)
         Tax basis depreciation and amortization over that
             used for financial reporting purposes                                (273,000)             (279,000)
         Timing differences on revenue recognition                                  (2,000)              101,000
                                                                             --------------      ---------------

         Federal income tax basis net loss                                   $    (496,000)      $    (1,751,000)
                                                                             ==============      ================

         Partners' capital account balances for federal income tax purposes were approximately $7,100,000 and $7,600,000 as of December 31, 2003 and 2002, respectively.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2003 or 2002 audits of the Registrant's financial statements.

Item 8A. Controls and Procedures.

         As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of
1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Registrant has no officers or directors. The General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2004, the names of the directors and executive officers of the General Partner and the position held by each of them, are as follows:

                        Position Held with the                     Has Served as a Director or
Name                    Managing General Partner                           Officer Since
----                    ------------------------                           -------------
Michael L. Ashner       Chief Executive Officer and Director                   1-96

Thomas C. Staples       Chief Financial Officer                                1-99

Peter Braverman         Executive Vice President and Director                  1-96

Carolyn Tiffany         Chief Operating Officer and Clerk                      10-95

         Mr. Ashner, age 51, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of each of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., three separate publicly traded real estate investment trusts listed on the American Stock Exchange and that are currently liquidating, and First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Since August 2001, Mr. Ashner has also served as Chief Executive Officer of AP-Fairfield GP, LLC, the general partner of Fairfield Inn By Marriott Limited Partnership, an entity that owns and operates 46 Fairfield Inns. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies:
Greate Bay Hotel and Casino Inc., a hotel and casino operator, Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

         Mr. Braverman, age 52, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk as well as each of Shelbourne I, II, and III and First Union. Mr. Braverman has also served as the Executive Vice President of AP-Fairfield GP, LLC since August 2001. Mr. Braverman also currently serves on the Board of Director of each of Shelbourne Properties I, II and III.

         Ms. Tiffany, age 37, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Vice President, Treasurer, Secretary and Chief Financial Officer of

Shelbourne Properties I, II and III, and the Chief Operating Officer and Secretary of Newkirk and First Union. In addition, Ms. Tiffany is the Chief Operating Officer of AP-Fairfield GP, LLC since August 2001.

         Mr. Staples, age 48, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk and is the Assistant Treasurer of Shelbourne Properties I, II and III. He also serves as Chief Financial Officer and Treasurer of AP-Fairfield GP, LLC. Mr. Staples is a certified public accountant.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The Registrant's issued and outstanding units of limited partnership interests (the "Units") are not voting securities, except that the consent of the holders of the Units is required for (i) the removal of a General Partner,
(ii) the dissolution or sale of all or substantially all of the assets of the Registrant, or (iii) any material amendment to the partnership agreement proposed by the General Partner. No holder of Units owns beneficially more than 5% of the Units. However, affiliates of the General Partner collectively own
83.75 Units representing 10.67% of the total outstanding Units.

         The following table sets forth the ownership interest of affiliates of the General Partner in the Registrant.

Holder                                        Number of Units Held    Percent of Units Held
------                                        --------------------    ---------------------
Win Partner Interest LLC                                     24.25                    3.09%
Win Partner Interest II LLC                                  50.00                    6.37%
Zero Main Associates Limited Partnership                      2.00                      <1%
Winthrop Financial Associates                                 7.50                      <1%

The principal business address of each of the foregoing is 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

         There exists no arrangement, known to the Registrant, which would result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.

         The Registrant, the Operating Partnership and Sherburne have incurred charges by and commitments to companies affiliated by common ownership and management with the General Partner. Related party transactions with WFA and its affiliates included the following for the years ended December 31, 2003 and 2002:

                Type of Fee                           2003             2002
                -----------                           ----             ----

Partnership Administration Fee                      $359,000         $339,000
Management Fees                                      106,000           95,000
Reimbursement for administrative expenses             73,000           83,000
Interest expense                                      23,000           78,000

         In February 2003, a $1,300,000 loan plus accrued interest from an affiliate of the General Partner and $384,000 due to the General Partner and affiliates were repaid. The loan bore interest at 6%. During the second quarter of 2003, the General Partner loaned the Partnership $647,000, which loan bore interest at prime plus three percent (7%). This loan was fully satisfied in September 2003. The General Partner or an affiliate of the General Partner may make additional advances to fund future operating deficits.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

Item 14. Principal Accounting Fees and Services

The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2004.

         Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees approximately $31,000 and $29,000 for the years ended December 31, 2003 and 2002, respectively.

         Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related fees services to the Partnership for the years ended December 31, 2003 and 2002.

         Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $19,000 and $17,000 for the years ended December 31, 2003 and 2002, respectively.

         Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended December 31, 2003 and 2002.

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

                                                     Date:  March 29, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                Title                             Date
--------------                -----                             ----

/s/ Michael Ashner            Chief Executive Officer           March 29, 2004
------------------             and Director
Michael Ashner

/s/ Thomas Staples            Chief Financial Officer           March 29, 2004
-------------------
Thomas Staples

/s/ Peter Braverman           Executive Vice President          March 29, 2004
-------------------            and Director
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

10(c)       Note, dated February 26, 1997, in the principal amount of     (4)
            $24,200,000, from Sherburne Associates and Sherburne
            Associates Realty Trust to The First National Bank of
            Boston ("Bank of Boston")

10(d)       Loan Agreement, dated February 26, 1997, between              (4)
            Sherburne Associates Realty Trust and Sherburne
            Associates, as borrowers, and Bank of Boston, as lender

10(e)       Mortgage and Security Agreement, dated as of February 26,     (4)
            1997, among Sherburne Associates Realty Trust and
            Sherburne Associates, and Bank of Boston

10(f)       Indemnity Agreement Regarding Hazardous Materials, dated      (4)
            as of February 26, 1997, among Sherburne Associates
            Realty Trust and Sherburne Associates, and Bank of Boston

10(g)       Unconditional Guaranty of Payment and Performance from        (4)
            the Registrant to Bank of Boston with respect to the loan from Bank of Boston to Sherburne Associates Realty Trust and Sherburne Associates.

31          Certifications Pursuant to Section 302 of the                 36
            Sarbanes-Oxley Act of 2002

32          Certification Pursuant to Section 906 of the                  40
            Sarbanes-Oxley Act of 2002.


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