Form 10QSB
period 2004-03-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2004-05-14
CIK 832479

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865

                 Nantucket Island Associates Limited Partnership
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                04-2948435
--------------------------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

     P.O. Box 9507, 7 Bulfinch Place,
          Suite 500, Boston, MA                          02114-9507
--------------------------------------------------------------------------------
 (Address of principal executive office)                 (Zip Code)

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


                                    1 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)                                                    MARCH 31,
                                                                                     2004                  DECEMBER 31,
Assets                                                                            (UNAUDITED)                  2003
                                                                              ---------------------    ---------------------
Cash and cash equivalents                                                      $               424     $              1,008
Accounts receivable                                                                            198                      138
Real estate tax escrow and other current assets                                                580                      752
                                                                              ---------------------    ---------------------

      Total current assets                                                                   1,202                    1,898

Property and equipment, net of accumulated depreciation
   of $9,710 (2004) and $9,562 (2003)                                                       16,726                   16,463
Deferred rent receivable                                                                       359                      342
Deferred costs, net of accumulated amortization of
   $1,822 (2004) and $1,783 (2003)                                                             614                      653
                                                                              ---------------------    ---------------------

         Total assets                                                         $             18,901     $             19,356
                                                                              =====================    =====================

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and other liabilities                                         $               507     $                580
Current maturity of  long-term debt                                                            168                      162
                                                                              ---------------------    ---------------------

      Total current liabilities                                                                675                      742

Long-term debt                                                                              18,056                   18,104
                                                                              ---------------------    ---------------------

         Total liabilities                                                                  18,731                   18,846
                                                                              ---------------------    ---------------------

Commitments and Contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
      issued, and outstanding                                                               11,277                   11,600

      General partner's deficit                                                            (11,107)                 (11,090)
                                                                              ---------------------    ---------------------

         Total partners' equity                                                                170                      510
                                                                              ---------------------    ---------------------

         Total liabilities and partners' equity                                $            18,901     $             19,356
                                                                              =====================    =====================

                 See notes to consolidated financial statements.

                                    2 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)                                                       FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31, 2004           MARCH 31, 2003
                                                                              ---------------------    ---------------------
Revenue:

      Commercial rental operations                                            $                756     $                760
                                                                              ---------------------    ---------------------

         Total revenue                                                                         756                      760
                                                                              ---------------------    ---------------------

Operating expenses:

      Commercial rental                                                                        131                      143
      Real estate taxes                                                                        106                       89
      Insurance                                                                                130                      121
      Management and administrative                                                            107                      106
      Legal and professional fees                                                               23                      128
      Amortization                                                                              35                       35
      Depreciation                                                                             148                      152
                                                                              ---------------------    ---------------------

         Total operating expenses                                                              680                      774
                                                                              ---------------------    ---------------------

Income (loss) from operations                                                                   76                      (14)
                                                                              ---------------------    ---------------------

Other income (expense):
      Interest income                                                                            1                        4
      Interest expense                                                                        (417)                    (424)
                                                                              ---------------------    ---------------------

         Total other expense, net                                                             (416)                    (420)
                                                                              ---------------------    ---------------------

Net loss                                                                       $              (340)    $               (434)
                                                                              =====================    =====================

Net loss allocated to general partner                                          $               (17)    $                (22)
                                                                              =====================    =====================

Net loss allocated to limited partners                                        $               (323)    $               (412)
                                                                              =====================    =====================

Net loss per limited partnership unit                                         $            (411.46)    $            (524.84)
                                                                              =====================    =====================

                 See notes to consolidated financial statements.

                                    3 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                          FORM 10 - QSB MARCH 31, 2004
                          ----------------------------


CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                            UNITS OF                INVESTOR
                                             LIMITED                LIMITED                 GENERAL                 TOTAL
                                           PARTNERSHIP             PARTNERS'               PARTNER'S              PARTNERS'
                                            INTEREST                 EQUITY                 DEFICIT                EQUITY
                                        -----------------    ----------------------   -------------------   ---------------------
Balance - January 1, 2004                            785     $              11,600    $          (11,090)   $                510

      Net loss                                         -                      (323)                  (17)                   (340)
                                        -----------------    ----------------------   -------------------   ---------------------

Balance - March 31, 2004                             785     $              11,277    $          (11,107)   $                170
                                        =================    ======================   ===================   =====================



                 See notes to consolidated financial statements.

                                    4 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

(IN THOUSANDS)                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31, 2004           MARCH 31, 2003
                                                                   ---------------------    --------------------
Cash Flows from Operating Activities:

Net loss                                                           $               (340)    $              (434)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation and amortization                                                 187                     192
      Deferred rent receivable                                                      (17)                    (19)

Changes in operating assets and liabilities:
      Accounts receivable                                                           (60)                     54
      Real estate tax escrow and other current assets                               172                     (47)
      Accounts payable and other liabilities                                        (73)                   (368)
                                                                   ---------------------    --------------------

      Net cash used in operating activities                                        (131)                   (622)
                                                                   ---------------------    --------------------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                                      (411)                    (10)
                                                                   ---------------------    --------------------

      Cash used in investing activities                                            (411)                    (10)
                                                                   ---------------------    --------------------

Cash Flows from Financing Activities:

      Repayment of related party loan                                                 -                  (1,300)
      Principal payments on long-term debt                                          (42)                    (44)
                                                                   ---------------------    --------------------

      Cash used in financing activities                                             (42)                 (1,344)
                                                                   ---------------------    --------------------

Net decrease in cash and cash equivalents                                          (584)                 (1,976)

Cash and cash equivalents, beginning of period                                    1,008                   2,613
                                                                   ---------------------    --------------------

Cash and cash equivalents, end of period                           $                424     $               637
                                                                   =====================    ====================

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                        $               415     $               442
                                                                   =====================    ====================

                 See notes to consolidated financial statements.

                                    5 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   GENERAL

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2003 was derived from audited financial statements at such date.

     Income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Income from a non-terminating capital transaction is allocated first, to each partner who has received or will receive a distribution out of capital proceeds, and second, to any partner having a negative balance in their capital account.

     The results of operations for the three months ended March 31, 2004 and 2003 are not indicative of the results to be expected for the full year due to the seasonal nature of the Partnership's business.

2.   RELATED PARTY TRANSACTIONS

     The following transactions with affiliates of the General Partner were charged to expense during the three month periods ended March 31, 2004 and 2003:

                                                     For the Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                      2004                2003
                                                     -------            -------
          Partnership administration fee             $95,000            $90,000
          Management fee                              13,000             17,000
          Reimbursement for administration expenses   15,000             16,000
          Interest expense                                 -              8,000

     The management fee for the three months ended March 31, 2004 decreased by $4,000 as compared to the three months ended March 31, 2003 as a result of the timing of the collection of rents.

     During April 2004, the Partnership borrowed $400,000 from an affiliate of the General Partner. The loan bears interest at prime plus 3%. The General Partner or its affiliates may advance additional cash to fund operating deficits and capital expenditures in the future.

                                    6 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

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

          Liquidity and Capital Resources
          -------------------------------

          The Registrant's primary source of liquidity is rental revenue from its investment properties. The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $584,000 at March 31, 2004, as compared to December 31, 2003. The decrease in cash and cash equivalents consisted of $411,000 used in investing activities, $42,000 used in financing activities and $131,000 used in operating activities. Investing activities consisted of $411,000 of improvements to property and equipment. Financing activities consisted of $42,000 of principal payments on long-term debt. At March 31, 2004, the Registrant's cash balance was $424,000. The cash balance is primarily invested in money market accounts.

          As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $4,000,000 to replace the bulkheads (the "Bulkhead Project"). Of this amount, the Registrant spent approximately $278,000 during 2003 for the soil borings and to purchase steel for Phase 1 of the Bulkhead Project. During the first quarter of 2004, the Registrant spent $398,000 to continue Phase 1 of the Bulkhead Project. The Registrant expects to utilize cash flow from operations, cash reserves and by obtaining one or more loans from the General Partner or a third party to fund the remaining Bulkhead Project costs. During April 2004, the Registrant borrowed $400,000 from an affiliate of the General Partner. The loan bears interest at prime plus 3%. The General Partner or its affiliates may advance additional cash to fund operating deficits and capital expenditures in the future.

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

                                    7 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

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

          None of the recently issued accounting standards had any effect on the Registrant's consolidated financial statements.

          Results of Operations
          ---------------------

          The Registrant experienced a net loss of $340,000 for the three months ended March 31, 2004, as compared to net loss of $434,000 for the three months ended March 31, 2003 as a result of a decrease in operating expenses partially offset by a slight decrease in commercial rental operations.

          Operating expenses decreased by $94,000 for the three months ended March 31, 2004, as compared to 2003, primarily due to decreases in commercial rental expense of $12,000 and legal and professional fees of $105,000, which were partially offset by an increase in real estate taxes of $17,000 and an increase in insurance of $9,000. Legal and professional fees decreased by $105,000 due to the settlement of lawsuits in 2003. Insurance expense increased by $9,000 because of an increase in insurance premiums. Real estate taxes increased by $17,000 due to an adjustment of a prior year end accrual.

          Interest income decreased by $3,000 due to lower interest rates and a decrease in cash available for investment. Interest expense decreased by $7,000 due to the amortization of the loan balance

          The results of operations in future periods may differ from the results of operations for corresponding prior periods as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.


                                    8 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

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


ITEM 3.   CONTROLS AND PROCEDURES

          The Registrant's management, with the participation of the Registrant's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures are effective.

          There have not been any changes in the Registrant's internal control over financial reporting (as defined in the Rule 13a - 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


                                    9 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


          (a)  Exhibits:

               Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

          (b)  Reports of Form 8-K:

               No reports on Form 8-K were filed during the period ended March 31, 2004.



                                    10 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

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


                                        BY: THREE WINTHROP PROPERTIES, INC.
                                            -------------------------------
                                            Managing General Partner



                                            BY: /s/ Michael L. Ashner
                                                --------------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer




                                            BY: /s/ Thomas Staples
                                                --------------------------------
                                                Thomas Staples
                                                Chief Financial Officer



                                            Dated: May 14, 2004


                                    11 of 17

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES
        ----------------------------------------------------------------

                           FORM 10-QSB MARCH 31, 2004
                           --------------------------

EXHIBIT INDEX


     Exhibit                                                            Page No.
     -------                                                            --------

     31.1        Chief Executive Officer's Certification,
                 pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.                                           13 - 14

     31.2        Chief Financial Officer's Certification,
                 pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.                                           15 - 16

     32          Certification of Chief Executive Officer and
                 Chief Financial Officer, pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906
                 of the Sarbanes-Oxley Act of 2002.                        17



                                    12 of 17