Form 10QSB
period 2004-06-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2004-08-16
CIK 832479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    -------------

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

                                    1 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)
                                                                   JUNE 30, 2004    DECEMBER 31,
Assets                                                              (UNAUDITED)        2003
                                                                    -----------     -----------

Cash and cash equivalents                                           $       450     $     1,008
Accounts receivable                                                         254             138
Real estate tax escrow and other current assets                             853             752
                                                                    -----------     -----------
      Total current assets                                                1,557           1,898

Property and equipment, net of accumulated depreciation
   of $9,857 (2004) and $9,562 (2003)                                    16,650          16,463
Deferred rent receivable                                                    327             342
Deferred costs, net of accumulated amortization of
   $1,861 (2004) and $1,783 (2003)                                          575             653
                                                                    -----------     -----------
         Total assets                                               $    19,109     $    19,356
                                                                    ===========     ===========

LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Accounts payable and other liabilities                              $       444     $       580
Current maturity of long-term debt                                          177             162
Related party loan payable                                                  810               -
                                                                    -----------     -----------
      Total current liabilities                                           1,431             742

Long-term debt                                                           18,009          18,104
                                                                    -----------     -----------
         Total liabilities                                               19,440          18,846
                                                                    -----------     -----------
Commitments and contingencies

Partners' (deficit) equity:
      Limited partners equity; 785 units authorized,
      issued, and outstanding                                            10,801          11,600

      General partners' deficit                                         (11,132)        (11,090)
                                                                    -----------     -----------
         Total partners' (deficit) equity                                  (331)            510
                                                                    -----------     -----------
         Total liabilities and partners' (deficit) equity           $    19,109     $    19,356
                                                                    ===========     ===========

                See Notes to Consolidated Financial Statements.

                                    2 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)                    FOR THE SIX MONTHS ENDED
                                                 JUNE 30, 2004    JUNE 30, 2003
                                                 -------------    -------------
Revenue:

      Commercial rental operations               $       1,518    $       1,524
                                                 -------------    -------------

         Total revenue                                   1,518            1,524
                                                 -------------    -------------
Operating expenses:

      Commercial rental                                    299              311
      Real estate taxes                                    307              178
      Insurance                                            261              248
      Management and administrative                        218              212
      Legal and professional fees                           71              596
      Amortization                                          69               69
      Depreciation                                         295              303
                                                 -------------    -------------
         Total operating expenses                        1,520            1,917
                                                 -------------    -------------
Loss from operations                                        (2)            (393)
                                                 -------------    -------------
Other income (expense):
      Interest and other income                              1                4
      Interest expense                                    (840)            (852)
                                                 -------------    -------------
         Total other expense, net                         (839)            (848)
                                                 -------------    -------------
Net loss                                         $        (841)   $      (1,241)
                                                 =============    =============
Net loss allocated to general partner            $         (42)   $         (62)
                                                 =============    =============
Net loss allocated to limited partners           $        (799)   $      (1,179)
                                                 =============    =============
Net loss per limited partnership unit            $   (1,017.83)   $   (1,501.91)
                                                 =============    =============

                See Notes to Consolidated Financial Statements.

                                    3 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)                     FOR THE THREE MONTHS ENDED
                                                   JUNE 30, 2004   JUNE 30, 2003
                                                   -------------   -------------
Revenue:

      Commercial rental operations                  $       762     $       764
                                                    -----------     -----------

         Total revenue                                      762             764
                                                    -----------     -----------
Operating expenses:

      Commercial rental                                     168             168
      Real estate taxes                                     201              89
      Insurance                                             131             127
      Management and administrative                         111             106
      Legal and professional fees                            48             468
      Amortization                                           34              34
      Depreciation                                          147             151
                                                    -----------     -----------
         Total operating expenses                           840           1,143
                                                    -----------     -----------
Loss from operations                                        (78)           (379)
                                                    -----------     -----------
Other expense:
      Interest expense                                     (423)           (428)
                                                    -----------     -----------
Net loss                                            $      (501)    $      (807)
                                                    ===========     ===========
Net loss allocated to general partner               $       (25)    $       (40)
                                                    ===========     ===========
Net loss allocated to limited partners              $      (476)    $      (767)
                                                    ===========     ===========
Net loss per limited partnership unit               $   (606.37)    $   (977.07)
                                                    ===========     ===========

                See Notes to Consolidated Financial Statements.

                                    4 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2004

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                  UNITS OF        INVESTOR
                                   LIMITED        LIMITED           GENERAL           TOTAL
                                 PARTNERSHIP     PARTNERS'         PARTNER'S        PARTNERS'
                                  INTEREST         EQUITY           DEFICIT     EQUITY (DEFICIT)
                                  --------         ------           -------     ----------------

Balance - January 1, 2004           785         $    11,600      $  (11,090)      $      510

      Net loss                        -                (799)            (42)            (841)
                                --------        -----------      ----------       ----------
Balance - June 30, 2004             785         $    10,801      $  (11,132)      $     (331)
                                ========        ===========      ==========       ==========

                See Notes to Consolidated Financial Statements.

                                    5 of 18

    NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                    FOR THE SIX MONTHS ENDED
                                                              JUNE 30, 2004      JUNE 30, 2003
                                                              -------------      -------------

Cash Flows from Operating Activities:

Net loss                                                        $    (841)        $   (1,241)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation and amortization                                   374                382
      Deferred rent receivable                                         15                 (3)

Changes in assets and liabilities:
      Accounts receivable                                            (116)               145
      Real estate tax escrow and other current assets                (101)              (175)
      Accounts payable and other liabilities                         (136)              (581)
                                                                ---------         ----------
      Net cash used in operating activities                          (805)            (1,473)
                                                                ---------         ----------
Cash Flows from Investing Activities:

      Expenditures for property and equipment                        (483)               (28)
                                                                ---------         ----------
      Cash used in investing activities                              (483)               (28)
                                                                ---------         ----------
Cash Flows from Financing Activities:

      Proceeds from related party loan                                873                647
      Repayment of related party loan                                 (63)            (1,300)
      Principal payments on long-term debt                            (80)               (79)
                                                                ---------         ----------
      Net cash provided by (used in) financing activities             730               (732)
                                                                ---------         ----------
Net decrease in cash and cash equivalents                            (558)            (2,233)

Cash and cash equivalents, beginning of period                      1,008              2,613
                                                                ---------         ----------
Cash and cash equivalents, end of period                        $     450         $      380
                                                                =========         ==========
Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest                                    $     841         $      872
                                                                =========         ==========

                See Notes to Consolidated Financial Statements.

                                    6 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2004

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

     The results of operations for the six months ended June 30, 2004 and 2003 are not indicative of the results to be expected for the full year due to the seasonal nature of the Partnership's business.

2.   RELATED PARTY TRANSACTIONS

     The following transactions with affiliates of the General Partner were charged to expense during the six month periods ended June 30, 2004 and
     2003:

                                                     For the Six Months Ended
                                                             June 30,
                                                     ------------------------
                                                        2004          2003
                                                     -----------   ----------

Partnership administration fee                        $ 191,000     $ 180,000
Management fee                                           28,000        33,000
Reimbursement for administration expenses                27,000        27,000
Interest expense                                          7,000        16,000

     During the second quarter of 2004, the Partnership borrowed $873,000 from an affiliate of the General Partner, of which $63,000 was repaid during the second quarter of 2004, and an additional $505,000 was repaid during July
     2004. The loan bears interest at prime plus 3%. The General Partner or its affiliates may advance additional cash to fund operating deficits and capital expenditures in the future.

                                    7 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2004

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

        Liquidity and Capital Resources

        The Registrant's primary source of liquidity is rental revenue from its investment properties. The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $558,000 at June 30, 2004, as compared to
        December 31, 2003. The decrease in cash and cash equivalents consisted of $483,000 of cash used in investing activities and $805,000 of cash used in operating activities which was partially offset by $730,000 of cash provided by financing activities. Investing activities consisted of
        $483,000 of improvements to property and equipment. Financing activities consisted of a loan from a related party of $873,000 partially offset by
        $63,000 for the repayment of the related party note and $80,000 of principal payments on long-term debt. At June 30, 2004, the Registrant's cash balance was $450,000. The cash balance is primarily invested in money market accounts.

        As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads. The Registrant anticipates spending approximately $4,000,000 to replace the bulkheads (the
        "Bulkhead Project"). Of this amount, the Registrant spent approximately
        $278,000 during 2003 for the soil borings and to purchase steel for
        Phase 1 of the Bulkhead Project. During the six months ended June 30,
        2004 , the Registrant spent $438,000 to continue Phase 1 of the Bulkhead
        Project. The Registrant expects to utilize cash flow from operations, cash reserves and by obtaining one or more loans from the General
        Partner or a third party to fund the remaining Bulkhead Project costs.
        During the second quarter of 2004, the Partnership borrowed $873,000 from an affiliate of the General Partner, of which $63,000 was repaid during the second quarter of 2004, and an additional $505,000 was repaid during July 2004. The loan bears interest at prime plus 3%. The General
        Partner or its affiliates may advance additional cash to fund operating deficits and capital expenditures in the future.

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

                                    8 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2004

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

        Results of Operations

        The Registrant experienced a net loss of $841,000 for the six months ended June 30, 2004, as compared to net loss of $1,241,000 for the six months ended June 30, 2003 primarily as a result of a decrease in operating expenses.

        Operating expenses decreased by $397,000 for the six months ended June
        30, 2004, as compared to 2003, primarily due to decreases in commercial rental expense of $12,000 and legal and professional fees of $525,000, which were partially offset by an increase in real estate taxes of
        $129,000 and an increase in insurance of $13,000. Legal and professional fees decreased by $525,000 due to the settlement of lawsuits in 2003.
        Insurance expense increased by $13,000 because of an increase in insurance premiums. Real estate taxes increased by $129,000 due to an increase in assessed value and a reimbursement to tenants from a prior year abatement.

        Interest income decreased by $3,000 due to lower interest rates and a decrease in cash available for investment. Interest expense decreased by
        $12,000 due to the amortization of the loan balance.

        The results of operations in future periods may differ from the results of operations for corresponding prior periods as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

                                    9 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

        Quantitative and Qualitative Disclosures of Market Risk

        Interest Rate Risk

        The Registrant has one financial instrument that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices. The related party note payable has an interest rate of prime plus three percent (7% at June 30, 2004).
        Based on the outstanding balance at June 30, 2004, for every 1% increase in prime, the Registrant would pay an additional $8,100 in interest per year. The Registrant's mortgage loan requires interest payments based on a fixed rate (9.03% per annum). The Registrant does not believe that it has any risks related to derivative financial instruments.

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

                                    10 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2004

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

        (b) Reports of Form 8-K:

            No reports on Form 8-K were filed during the period ended June 30,
            2004.

                                    11 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BY: THREE WINTHROP PROPERTIES, INC.
                                                Managing General Partner

                                                BY: /s/ Michael L. Ashner
                                                    ----------------------------
                                                    Michael L. Ashner
                                                    Chief Executive Officer

                                                BY: /s/ Thomas Staples
                                                    ----------------------------
                                                    Thomas Staples
                                                    Chief Financial Officer

                                                Dated: August 16, 2004

                                    12 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2004

EXHIBIT INDEX

  Exhibit                                                                               Page No.
  -------                                                                               --------

  31.1     Chief Executive Officer's Certification, pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.                                                  14 - 15

  31.2     Chief Financial Officer's Certification, pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.                                                  16 - 17

    32     Certification of Chief Executive Officer and Chief Financial Officer,
           pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002.                                             18

                                    13 of 18