Form 10QSB
period 2004-09-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2004-11-15
CIK 832479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-16865

Nantucket Island Associates Limited Partnership

(Exact name of small business issuer as specified in its charter)

Delaware	04-2948435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 9507, 7 Bulfinch Place, Suite 500, Boston, MA	02114-9507
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (617) 570-4600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

FORM 10-QSB SEPTEMBER 30, 2004

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets (Unaudited)

(In thousands, except unit data)

	September 30, 2004	December 31, 2003
Assets

Cash and cash equivalents	$1,087	$1,008
Accounts receivable	173	138
Real estate tax escrow and other current assets	700	752

Total current assets	1,960	1,898

Property and equipment, net of accumulated depreciation of $10,005 (2004) and $9,562 (2003)	16,513	16,463
Deferred rent receivable	315	342
Deferred costs, net of accumulated amortization of $1,901 (2004) and $1,783 (2003)	535	653

Total assets	$19,323	$19,356

Liabilities and Partners’ Equity

Accounts payable and other liabilities	$239	$580
Current maturity of long-term debt	180	162

Total current liabilities	419	742

Long-term debt	17,966	18,104

Total liabilities	18,385	18,846

Commitments
Partners’ equity (deficit):
Limited partners’ equity, 785 units authorized, issued, and outstanding	12,007	11,600
General partners’ deficit	(11,069)	(11,090)

Total partners’ equity	938	510

Total liabilities and partners’ equity	$19,323	$19,356

See notes to consolidated financial statements.

NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

FORM 10-QSB SEPTEMBER 30, 2004

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit data)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003
Revenue:

Commercial rental operations	$4,043	$3,947

Total revenue	4,043	3,947

Operating expenses:

Commercial rental	495	519
Real estate taxes	448	284
Insurance	393	367
Management and administrative	363	352
Legal and professional fees	105	637
Amortization	104	104
Depreciation	443	455

Total operating expenses	2,351	2,718

Income from operations	1,692	1,229

Other income (expense):
Interest and other income	3	5
Interest expense	(1,267)	(1,282)

Total other expense, net	(1,264)	(1,277)

Net income (loss)	$428	$(48)

Net income (loss) allocated to general partners	$21	$(2)

Net income (loss) allocated to limited partners	$407	$(46)

Net income (loss) per limited partnership unit	$518.47	$(58.60)

See notes to consolidated financial statements.

NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

FORM 10-QSB SEPTEMBER 30, 2004

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit data)

	For the Three Months Ended
	September 30, 2004	September 30, 2003
Revenue:

Commercial rental operations	$2,525	$2,423

Total revenue	2,525	2,423

Operating expenses:

Commercial rental	196	208
Real estate taxes	141	106
Insurance	132	119
Management and administrative	145	140
Legal and professional fees	34	41
Amortization	35	35
Depreciation	148	152

Total operating expenses	831	801

Income from operations	1,694	1,622

Other income (expense):
Interest income	2	1
Interest expense	(427)	(430)

Total other expense, net	(425)	(429)

Net income	$1,269	$1,193

Net income allocated to general partners	$63	$60

Net income allocated to limited partners	$1,206	$1,133

Net income per limited partnership unit	$1,536.31	$1,443.31

See notes to consolidated financial statements.

NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

FORM 10-QSB SEPTEMBER 30, 2004

Consolidated Statement of Changes in Partners’ Equity (Deficit) (Unaudited)

(In thousands, except unit data)

	Units of Limited Partnership Interest	Investor Limited Partners’ Equity	General Partners’ Deficit	Total Partners’ Equity

Balance - January 1, 2004	785	$11,600	$(11,090)	$510

Net income	—	407	21	428

Balance - September 30, 2004	785	$12,007	$(11,069)	$938

See notes to consolidated financial statements.

NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

FORM 10-QSB SEPTEMBER 30, 2004

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2004	September 30, 2003

Cash Flows from Operating Activities:

Net income (loss)	$428	$(48)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	561	573

Changes in assets and liabilities:
Accounts receivable	(35)	229
Real estate tax escrow and other current assets	52	(7)
Deferred rent receivable	27	5
Accounts payable and other liabilities	(341)	(757)

Net cash provided by (used in) operating activities	692	(5)

Cash Flows from Investing Activities:

Expenditures for property and equipment	(493)	(96)

Cash used in investing activities	(493)	(96)

Cash Flows from Financing Activities:

Proceeds from related party loan	873	647
Repayment of related party loan	(873)	(1,947)
Principal payments on long-term debt	(120)	(114)

Net cash used in financing activities	(120)	(1,414)

Net change in cash and cash equivalents	79	(1,515)

Cash and cash equivalents, beginning of period	1,008	2,613

Cash and cash equivalents, end of period	$1,087	$1,098

Supplemental Disclosure of Cash Flow Information -
Cash paid for interest	$1,267	$1,300

See notes to consolidated financial statements.

NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

FORM 10 – QSB SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The financial information contained herein is unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2003 was derived from audited financial statements at such date.

The results of operations for the nine months ended September 30, 2004 and 2003 are not indicative of the results to be expected for the full year due to the seasonal nature of the Partnership’s business.

2.                                       Related Party Transactions

The following transactions with affiliates of the General Partner were charged to expense during the nine month periods ended September 30, 2004 and 2003:

	For the Nine Months Ended September 30,
	2004	2003

Partnership administration fee	$286,000	$270,000
Management fee	77,000	82,000
Reimbursement for administration expenses	43,000	57,000
Interest expense	13,000	23,000

During the second quarter of 2004, the Partnership borrowed $873,000 from an affiliate of the General Partner, of which $63,000 was repaid during the second quarter of 2004, and the remaining $810,000 was repaid during the third quarter of 2004.  The loan bore interest at prime plus 3%.  The General Partner or its affiliates may advance additional cash to fund operating deficits and capital expenditures in the future.

Item 2.                      Management’s Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.  The discussion of the Registrant’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant’s operations.  Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Registrant’s primary source of liquidity is rental revenue from its investment properties.  The Registrant requires cash to pay operating expenses, debt service payments and capital improvements.  The level of liquidity based upon the Registrant’s cash and cash equivalents experienced an increase of $79,000 at September 30, 2004, as compared to December 31, 2003.  The increase in cash and cash equivalents consisted of $692,000 of cash provided by operating activities which was partially offset by $493,000 of cash used in investing activities and $120,000 of cash used in financing activities.  Investing activities consisted of $493,000 of improvements to property and equipment.  Financing activities consisted of a loan from a related party of $873,000, offset by $120,000 of principal payments on long-term debt and repayment of the related party note of $873,000.  At September 30, 2004, the Registrant’s cash balance was $1,087,000.  The cash balance is primarily invested in money market accounts.

As owner of the commercial properties along the wharf, the Registrant is responsible for maintaining the bulkheads.  The Registrant anticipates spending approximately $4,000,000 to replace the bulkheads (the “Bulkhead Project”).  Of this amount, the Registrant has spent approximately $716,000, $438,000 of which was spent during the first nine months of 2004 to continue Phase 1 of the Bulkhead Project.  The Registrant expects to utilize cash flow from operations, cash reserves and by obtaining one or more loans from the General Partner or a third party to fund the remaining Bulkhead Project costs. During the second quarter of 2004, the Partnership borrowed $873,000 from an affiliate of the General Partner, of which $63,000 was repaid during the second quarter of 2004, and the remaining $810,000 was repaid during the third quarter of 2004.  The loan bore interest at prime plus 3%.  The General Partner or its affiliates may advance additional cash to fund operating deficits and capital expenditures in the future.

Pursuant to the terms of the settlement entered into in connection with a prior litigation matter, prior to April 2005 the General Partner is required to submit to the limited partners a referendum seeking their consent to a proposal to sell all of the Partnership’s remaining assets.  If the referendum is approved by a majority in interest in the limited partners, the Partnership will be obligated to seek to sell its properties during the twelve month period following such approval in a manner deemed most appropriate by the General Partner.  It is presently expected that the referendum will be proposed to the limited partners during the first quarter of 2005.

The Registrant’s only significant critical accounting policy relates to the evaluation of the fair value of real estate.  The Registrant evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset’s carrying amount.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates.

None of the recently issued accounting standards had any effect on the Registrant’s consolidated financial statements.

Results of Operations

The Registrant’s net income for the nine months ended September 30, 2004 was $428,000, as compared to a net loss of $48,000 for the nine months ended September 30, 2003, as a result of an increase in commercial rental operations and a decrease in operating expenses.

Revenue from commercial rental operations increased by $96,000 for the comparable nine month period due to an increase in rental rates and real estate tax escalation partially offset by a decrease in percentage rent.  Occupancy remained constant for the comparable periods.

Operating expenses decreased by $367,000 for the nine months ended September 30, 2004, as compared to 2003, primarily due to a decrease in legal and professional fees of $532,000.  Also contributing to the decrease in expenses was a decrease in commercial rental expenses of $24,000.  Partially offsetting the decreases were an increase of real estate taxes of $164,000, insurance expense of $26,000 and management and administrative expenses of $11,000.  Legal and professional fees decreased by $532,000 due to the settlement of lawsuits in 2003.  Insurance expense increased by $26,000 because of an increase in insurance rates.  Real estate taxes increased by $164,000 due to an increase in assessed value and a reimbursement to tenants from a prior year abatement.  All other expenses remained relatively constant.

Interest expense decreased by $15,000 due to the amortization of the loan balance.

The results of operations in future periods may differ from the results of operations for corresponding prior periods as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates, and operating expenses.

Quantitative and Qualitative Disclosures of Market Risk

Interest Rate Risk

The Registrant’s mortgage loan requires interest payments on a fixed rate (9.03% per annum).  The Registrant does not believe that it has any risks related to derivative financial instruments.

Item 3.                      Controls and Procedures

The Registrant’s management, with the participation of the Registrant’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as such term is defined in Rules 13a–15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures are effective.

There have not been any changes in the Registrant’s internal control over financial reporting (as defined in the Rule 13a – 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 6.                      Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BY:	THREE WINTHROP PROPERTIES, INC.
Managing General Partner

	BY:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

	BY:	/s/Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

Dated: November 15, 2004

Exhibit Index

Exhibit

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.