Form 10KSB
period 2004-12-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2005-03-30
CIK 832479

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       Of Securities Exchange Act of 1934

                                                                 Commission File
For the fiscal year ended December 31, 2004                      Number 0-16865
                          -----------------                             -------

                 NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                          04-2948435
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts        02114
-----------------------------------------------------------------     ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Registrant's revenues for its most recent fiscal year were $5,123,000.

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

      The Registrant's sole business is to own and operate the Retail Properties through its interest in Sherburne, with a view toward preserving and protecting partnership capital and increasing capital appreciation and cash distributions until such time that a sale of all or any portion of the Retail Properties appears to be advantageous to the Registrant. See "Item 2, Description of Properties" for information with respect to the Retail Properties. To date, operating results have been sufficient to cover the costs of the Registrant other than the capital improvements. However, it is anticipated that operating shortfalls may occur in the near-term. In such case, the General Partner, or its affiliates, may make loans to the Registrant to cover such shortfalls.

Waterways License Indemnification

      In connection with Sherburne's sale in 1998 of its hotel properties, Sherburne agreed to indemnify the purchaser for certain costs associated with the boat slips. The Registrant has brought an administrative appeal against the Massachusetts Department of Environmental Protection in connection with a Waterways License granted to the Nantucket Electric Company ("NEC"). The Registrant believes that the Waterways License is overbroad in that it authorizes NEC to use filled land that is already licensed to the Registrant. The Registrant believes that this matter will be resolved favorably or at a minimal cost to the Registrant. However, if it cannot be resolved favorably, the Registrant would be required to indemnify the purchaser for costs associated with the loss of the use of such filled land.

Disposition of Assets

      Pursuant to the terms of the settlement entered into in connection with a prior litigation matter, prior to April 2005, the General Partner is required to submit to the limited partners a referendum on the issue of whether the Registrant shall offer to sell all of the Registrant's remaining assets.

      On December 21, 2004, the Registrant engaged a nationally recognized broker to begin marketing the properties for sale. It is expected that final offers will be received prior to the end of the second quarter. Consequently, the general partner has determined the referendum process proposed adds an unnecessary, time-consuming, costly step in the sale process. A referendum without a specific sale proposal does not provide the limited partners sufficient information to make a decision and a second limited partner vote would be required to approve the ultimate terms of the proposed sale. At such time as the Registrant has selected a potential buyer, the Registrant will submit to limited partners a complete proxy solicitation for consideration which will include all material terms of the proposed sale. Limited partners will have the opportunity at that time to approve or reject the sale. If approved by the limited partners, such sale would close during 2005.

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

      The following table sets forth the average annual occupancy rate and/or the average monthly per square foot rate at the Retail Properties for the years ended December 31, 2004 and 2003:

                              Average Rate(1)  Average Occupancy Rate
                              ---------------  ----------------------

            2004                $   57.43             100%
            2003                $   54.92             100%

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

      The following table sets forth certain information concerning lease expirations at the Retail Properties (assuming no renewals for the period from January 1, 2005 through December 31, 2014):

         # of Tenants              Aggregate SF
         Whose Leases          Covered By Expiring     Annualized Rental For       Percentage of Total
            Expire                   Leases             Leases Expiring (1)          Annualized Rental
            ------                   ------             -------------------          -----------------

2005          37                     27,462                  1,679,264                   36.62%
2006          15                     18,632                  1,035,329                   22.58%
2007          24                     16,849                  1,064,171                   23.21%
2008           2                      3,488                    165,400                    3.61%
2009           5                      4,826                    288,105                    6.28%
2010           2                        600                     89,925                    1.96%
2011           2                      3,650                    202,000                    4.41%
2012           1                      2,496                     61,000                    1.33%
2013           -                          -                          -                       -
2014           -                          -                          -                       -

(1)   Annualized rental income for 2005

      Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Retail Properties taken as a whole as of December 31, 2004:

Gross Carrying         Accumulated                                   Federal Tax
    Value              Depreciation         Rate       Method           Basis
    -----              ------------         ----       ------           -----

  $27,105,000          $10,155,000        5-30 yrs.      S/L        $23,575,000

      The realty tax rate and realty taxes paid for the Retail Properties in 2004 were $4.73/1,000 and $464,531, respectively.

      The Registrant believes that its Retail Properties are adequately insured.

      For information with respect to capital improvements performed at the Retail Properties in 2004 and anticipated capital improvements in 2005, see "Item 6, Management's Discussion and Analysis or Plan of Operation."

      During the formation of the Registrant an engineering study was performed which revealed that petroleum hydrocarbon products had leaked out of five separate portions of the Properties (the "sites"). Under applicable Massachusetts law, the owner of the property on which such hazardous wastes have been released is responsible for the entire cost of cleaning up such wastes. In connection with the Registrant's acquisition of Sherburne, the Sellers agreed to indemnify the Registrant for one-half of the costs of an environmental cleanup of the Properties, up to an aggregate payment by the Sellers of $1.25 million. As of December 31, 2004, Sherburne Associates' cumulative share of the environmental cleanup totaled approximately $209,000. These costs included removal of old gasoline tanks, installation of monitoring wells and installation of recovery wells, as well as professional fees paid to engineers who serve as representatives of the Registrant in discussions with Massachusetts environmental officials.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no established trading market for the Units. As of March 1, 2005, there were 677 holders of 785 outstanding limited partnership units (the "Units"). In addition, the Registrant's partnership agreement places significant restrictions on the rights of Limited Partners to transfer or assign their interests in the Registrant. Accordingly, transfers of Units are infrequent and occur only through private transactions.

      The Registrant made no distributions to its partners during the years ended December 31, 2004 and 2003.

      See "Item 6. Management's Discussion and Analysis and Plan of Operation" for disclosure regarding the Registrant's ability to make distributions in the future.

      Affiliates of the General Partner own a total of 85.75 Units representing approximately 10.92% of the total Units. It is possible that these affiliates may make additional offers in the future to acquire Units.

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

      The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $267,000 at December 31, 2004, as compared to December 31, 2003. The decrease was due to $163,000 used in financing activities and $1,080,000 used in investing activities, which were partially offset by $976,000 provided by operating activities. Financing activities consisted of $163,000 of principal payments on long-term debt. Investing activities consisted of $1,080,000 of improvements to property and equipment. At December 31, 2004, the Registrant's cash balance was $741,000 which is primarily invested in money market accounts.

      As owner of the commercial properties along the wharfs, the Registrant is responsible for maintaining the bulkheads. In connection with the maintenance of the bulkhead (the "Bulkhead Project"), the Registrant has spent approximately $1,456,000, $1,005,000 of which was spent during the year ended December 31, 2004. The Registrant expects that it will incur additional costs with respect to the Bulkhead Project as necessary. It is not possible at this time to estimate the total costs that may be incurred by the Registrant with respect to the Bulkhead Project. The Registrant will utilize cash flow from operations and cash reserves and, if necessary, obtain one or more loans from the General Partner or a third party, to fund the Bulkhead Project costs as they are incurred. During the second quarter of 2004, the Partnership borrowed $873,000 from an affiliate of the General Partner, which was repaid during the second and third quarters of 2004. The loan bore interest at prime plus 3%. The General Partner or its affiliates may advance additional cash to fund operating deficits and capital expenditures in the future.

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

      Pursuant to the terms of the settlement entered into in connection with a prior litigation matter, prior to April 2005, the General Partner is required to submit to the limited partners a referendum on the issue of whether the Registrant shall offer to sell all of the Registrant's remaining assets.

      On December 21, 2004, the Registrant engaged a nationally recognized broker to begin marketing the properties for sale. It is expected that final offers will be received prior to the end of the second quarter. Consequently, the general partner has determined the referendum process proposed adds an unnecessary, time-consuming, costly step in the sale process. A referendum without a specific sale proposal does not provide the limited partners sufficient information to make a decision and a second limited partner vote would be required to approve the ultimate terms of the proposed sale. At such time as the Registrant has selected a potential buyer, the Registrant will submit to limited partners a complete proxy solicitation for consideration which will include all material terms of the proposed sale. Limited partners will have the opportunity at that time to approve or reject the sale. If approved by the limited partners, such sale would close during 2005.

Results of Operations

      The Registrant's net income was $308,000 for the year ended December 31, 2004, as compared to a net loss of $221,000 for 2003. Income from operations for the year ended December 31, 2004 was $1,933,000, as compared to $1,477,000 for the year ended December 31, 2003. The increase in income from operations was due to an increase in commercial rental operations of $179,000 and a decrease in operating expenses of $277,000.

      Revenues from commercial rental operations increased by $179,000 for the year ended December 31, 2004 as compared to 2003 due to an increase in rental rates and percentage rent.

      Operating expenses decreased by $277,000 for the year ended December 31, 2004, as compared to 2003, primarily due to a decrease in legal and professional fees of $611,000 and a decrease in commercial rental expenses of $45,000, which was partially offset by an increase of real estate taxes of $333,000, an increase in insurance expense of $28,000 and an increase in management and administrative expenses of $15,000. Legal and professional fees decreased by $611,000 due to the settlement of lawsuits in 2003. Insurance expense increased by $28,000 because of an increase in insurance rates. Real estate taxes increased by $333,000 due to an increase in assessed value and a reimbursement to tenants from a prior year abatement. All other expenses remained constant.

      Interest income decreased by $1,000 due to lower interest rates and a decrease in cash available for investment. Interest expense decreased by $74,000 due to $54,000 of interest being capitalized as a cost of the Bulkhead Project and the remaining decrease was as a result of normal amortization of the loan balance.

      The results of operations in future periods may differ from the results of operations for the year ended December 31, 2004, as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

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

Item 7. Financial Statements

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2004

                                      INDEX

                                                                            Page

Report of Independent Registered Public Accounting Firm......................12

Financial Statements:

Consolidated Balance Sheets as of December 31, 2004 and 2003.................13

Consolidated Statements of Operations for the Years Ended
December 31, 2004 and 2003...................................................14

Consolidated Statements of Partners' Equity (Deficit)
for the Years Ended December 31, 2004 and 2003...............................15

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004 and 2003...................................................16

Notes to Consolidated Financial Statements...................................17

             Report of Independent Registered Public Accounting Firm

To the Partners
Nantucket Island Associates Limited Partnership and Subsidiaries

We have audited the accompanying consolidated balance sheets of Nantucket Island Associates Limited Partnership (the "Partnership") and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Island Associates Limited Partnership and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
March 17, 2005

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                               DECEMBER 31,
                                                          ---------------------

ASSETS                                                      2004         2003
                                                          --------     --------

Cash and cash equivalents                                 $    741     $  1,008
Accounts receivable                                            320          138
Real estate tax escrow and other current assets                711          752
                                                          --------     --------

      Total current assets                                   1,772        1,898

Property and equipment, net of accumulated depreciation
   of $10,155 (2004) and $9,562 (2003)                      16,950       16,463

Deferred rent receivable                                       304          342
Deferred costs, net of accumulated amortization of
   $1,939 (2004) and $1,783 (2003)                             497          653
                                                          --------     --------

         Total assets                                     $ 19,523     $ 19,356
                                                          ========     ========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable and other liabilities                    $    602     $    580
Current maturity of  long-term debt                            180          162
                                                          --------     --------

      Total current liabilities                                782          742

Long-term debt                                              17,923       18,104
                                                          --------     --------

         Total liabilities                                  18,705       18,846
                                                          --------     --------

Commitments and contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
         issued, and outstanding                            11,893       11,600

      General partner's (deficit)                          (11,075)     (11,090)
                                                          --------     --------

         Total partners' equity                                818          510
                                                          --------     --------

         Total liabilities and partners' equity           $ 19,523     $ 19,356
                                                          ========     ========

                See Notes to Consolidated Financial Statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                        YEARS ENDED DECEMBER 31,
                                                           2004        2003
                                                         --------    --------
Revenue:

      Commercial rental operations                       $  5,123    $  4,944
                                                         --------    --------

         Total revenue                                      5,123       4,944
                                                         --------    --------

Operating expenses:

      Commercial rental                                       730         775
      Real estate taxes                                       573         240
      Insurance                                               525         497
      Management and administrative                           476         461
      Legal and professional fees                             155         766
      Amortization                                            138         138
      Depreciation                                            593         590
                                                         --------    --------

         Total operating expenses                           3,190       3,467
                                                         --------    --------

Income from operations                                      1,933       1,477
                                                         --------    --------

Other income (expense):
      Interest and other income                                 6           7
      Interest expense                                     (1,631)     (1,705)
                                                         --------    --------

         Total other expense, net                          (1,625)     (1,698)
                                                         --------    --------

Net income (loss)                                        $    308    $   (221)
                                                         ========    ========

Net income (loss) allocated to general partners          $     15    $    (11)
                                                         ========    ========

Net income (loss) allocated to limited partners          $    293    $   (210)
                                                         ========    ========

Net income (loss) per limited partnership unit           $ 373.25    $(267.52)
                                                         ========    ========

                 See Notes to Consolidated Financial Statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                        (In Thousands, Except Unit Data)

                                 Units of    Investor
                                 Limited      Limited     General       Total
                               Partnership   Partners'   Partner's    Partners'
                                 Interest     Equity      Deficit       Equity
                               -----------   ---------   ---------    ---------

Balance - January 1, 2003             785    $ 11,810     $(11,079)    $    731

Net loss                               --        (210)         (11)        (221)
                                 --------    --------     --------     --------

Balance - December 31, 2003           785      11,600      (11,090)         510

Net income                             --         293           15          308
                                 --------    --------     --------     --------

Balance - December 31, 2004           785    $ 11,893     $(11,075)    $    818
                                 ========    ========     ========     ========

                 See Notes to Consolidated Financial Statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                  YEARS ENDED DECEMBER 31,
                                                                     2004        2003
                                                                    -------     -------
Cash Flows from Operating Activities:

Net income (loss)                                                   $   308     $  (221)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
             Depreciation and amortization                              749         747

Changes in assets and liabilities:
             Accounts receivable                                       (182)        125
             Real estate tax escrow and other current assets             41          15
             Deferred rent receivable                                    38         (14)
             Accounts payable and other liabilities                      22        (465)
                                                                    -------     -------

             Net cash provided by operating activities                  976         187
                                                                    -------     -------

Cash Flows from Investing Activities:

             Expenditures for property and equipment                 (1,080)       (334)
                                                                    -------     -------

             Cash used in investing activities                       (1,080)       (334)
                                                                    -------     -------

Cash Flows from Financing Activities:

             Proceeds from related party loan                           873         647
             Repayment of related party loan                           (873)     (1,947)
             Principal payments on long-term debt                      (163)       (158)
                                                                    -------     -------

             Net cash used in financing activities                     (163)     (1,458)
                                                                    -------     -------

Net change in cash and cash equivalents                                (267)     (1,605)

Cash and cash equivalents, beginning of year                          1,008       2,613
                                                                    -------     -------

Cash and cash equivalents, end of year                              $   741     $ 1,008
                                                                    =======     =======

Supplemental Disclosure of Cash Flow Information -
             Cash paid for interest, net of capitalized interest    $ 1,627     $ 1,717
                                                                    =======     =======

                 See Notes to Consolidated Financial Statements.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (CONTINUED)

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (CONTINUED)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Deferred Costs (continued)

      Deferred mortgage costs which consist of a commitment fee, legal and professional fees, and title insurance, are amortized using the straight-line method over the term of the related agreement. The amortization relating to the commitment fee is charged to interest expense. The amortization charged to interest expense was $18,000 for the years ended December 31, 2004 and 2003. Costs related to the acquisition of the Partnership's investment in the properties are amortized primarily over 19 years.

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

      Allowance for Doubtful Accounts

      The Partnership monitors its accounts receivable balances on a monthly basis to ensure they are collectible. On a quarterly basis, the Partnership uses its historical experience to determine its accounts receivable reserve. The Partnership's allowance for doubtful accounts is an estimate based on specifically identified accounts. The Partnership evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations. In these cases, management uses its judgment, based upon the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. If circumstances change, the Partnership's estimate of the recoverability of amounts due to the Partnership could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

      Income Taxes

      Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (CONTINUED)

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

      Reclassification

      Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

2.    PROPERTY AND EQUIPMENT

      Investment Properties and Accumulated Depreciation:

                                                           2004             2003
                                                       ------------     ------------
      Land                                             $  9,298,000     $  9,298,000
      Buildings, improvements and personal property      17,807,000       16,727,000
                                                       ------------     ------------
                                                         27,105,000       26,025,000
      Less:  accumulated depreciation                   (10,155,000)      (9,562,000)
                                                       ------------     ------------

                 Property and equipment, net           $ 16,950,000     $ 16,463,000
                                                       ============     ============

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (CONTINUED)

3.    LONG-TERM DEBT

      The following is a summary of the Partnership's debt at December 31:

                                                      2004             2003
                                                  ------------     ------------
      Mortgage loan                               $ 17,937,000     $ 18,074,000
      Other mortgage notes payable                     166,000          192,000
                                                  ------------     ------------
      Total long-term debt                          18,103,000       18,266,000
      Less:  current maturity of long-term debt       (180,000)        (162,000)
                                                  ------------     ------------

      Long-term debt                              $ 17,923,000     $ 18,104,000
                                                  ============     ============

      Mortgage Loan

      The mortgage loan, in the original principal amount of $18,500,000 and secured by the properties, requires monthly payments of interest at 9.03% (fixed rate) and principal based on a 30 year amortization schedule and matures in 2010, with a balloon payment of approximately $16,968,000. Monthly principal and interest payments are $149,255. An additional amount per month payment is required for real estate tax escrows and reserves. Prepayment of the loan is permitted only with yield maintenance after the third year of the loan. The loan was obtained on February 2, 2000. The General Partner has guaranteed $4,437,000 of the loan.

      Aggregate principal maturities due on long-term debt at December 31, 2004 over the next five years are as follows:

                    2005                               $   180,000
                    2006                                   189,000
                    2007                                   205,000
                    2008                                   219,000
                    2009                                   242,000
                    Thereafter                          17,068,000
                                                       -----------

                                 Total                 $18,103,000
                                                       ===========

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (CONTINUED)

4.    RENTAL INCOME UNDER OPERATING LEASES

      The aggregate future minimum lease payments under non-cancelable operating leases at December 31, 2004 are as follows:

                    2005                               $ 4,585,000
                    2006                                 3,024,000
                    2007                                 1,968,000
                    2008                                   915,000
                    2009                                   749,000
                    Thereafter                             863,000
                                                       -----------

                                 Total                 $12,104,000
                                                       ===========

      The leases for the majority of the commercial properties provide for contingent rentals, which are based on sales volume, and include property tax escalation clauses. Aggregate future lease rentals do not include these contingent rental or escalation amounts. Contingent rentals amounted to approximately $237,000 and $189,000, for the years ended December 31, 2004 and 2003, respectively, and are included in commercial rental income. The Partnership recognizes contingent rental income when earned.

5.    TRANSACTIONS WITH RELATED PARTIES

      The following transactions with affiliates of the General Partner were charged to expense during the years ended December 31, 2004 and 2003:

                                                           2004        2003
                                                         --------    --------
            Partnership administration fee               $380,000    $359,000
            Management fees                                96,000     102,000
            Reimbursement for administrative expenses      59,000      47,000
            Interest expense                               13,000      23,000

      During the second quarter of 2004, the Partnership borrowed $873,000 from an affiliate of the General Partner, which was repaid during the second and third quarters of 2004. The loan bore interest at prime plus 3%. The General Partner or its affiliates may advance additional cash to fund operating deficits and capital expenditures in the future.

6.    COMMITMENTS AND CONTINGENCIES

      Environmental Cleanup Costs

      The General Partner was aware at the time of acquisition of the properties that petroleum products had seeped into certain sections of the properties. Under Massachusetts law, the owner of such property is responsible for the entire cost of the remediation of such

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (CONTINUED)

6.    COMMITMENTS AND CONTINGENCIES (Continued)

      Environmental Cleanup Costs (Continued)

      hazardous wastes. In connection with the Partnership's acquisition of Sherburne, the sellers indemnified the Partnership for one-half of the expenses incurred by it in connection with the clean-up operations up to a maximum aggregate amount of $1,250,000.

      The sellers deposited $1,250,000 in escrow as security for the sellers' indemnification. The Partnership has incurred approximately $209,000 to date, as its one-half share of clean-up costs. These costs included removal of old gasoline tanks, installation of monitoring wells and installation of recovery wells, as well as professional fees paid to engineers who serve as representatives of the Registrant in discussions with Massachusetts environmental officials.

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

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (CONTINUED)

6.    COMMITMENTS AND CONTINGENCIES (Continued)

      Contingent Purchase Price Payments (Continued)

      (the "Call Option"). Upon the exercise of either the Put Option or the Call Option, Sherburne shall pay the fair market value of such rights to the sellers. The fair market value shall be determined by the agreement of Sherburne and the sellers or, if no such agreement can be reached, by an independent appraiser. The sellers were not entitled to any contingent purchase price payments for the refinancing or sale of the properties for the years ended December 31, 2004 and 2003.

      Based on the estimated fair value of the remaining properties, the Partnership believes that it may be obligated to make Contingent Purchase Price Payments upon sale of the remaining properties.

      Capital Improvements

      As owner of the commercial properties along the wharfs, the Registrant is responsible for maintaining the bulkheads. In connection with the maintenance of the bulkhead (the "Bulkhead Project"), the Registrant has spent approximately $1,456,000, $1,005,000 of which was spent during the year ended December 31, 2004. The Registrant expects that it will incur additional costs with the respect to the Bulkhead Project as necessary. It is not possible at this time to estimate the total costs that may be incurred by the Registrant with respect to the Bulkhead Project. The Registrant will utilize cash flow from operations and cash reserves and, if necessary, obtain one or more loans from the General Partner or a third party, to fund the Bulkhead Project costs as they are incurred. During the second quarter of 2004, the Registrant borrowed $873,000 from an affiliate of the General Partner, which was repaid during the second and third quarters of 2004. The loan bore interest at prime plus 3%. The General Partner or its affiliates may advance additional cash to fund operating deficits and capital expenditures in the future.

      Legal Proceedings

      Pursuant to the terms of the settlement entered into in connection with a prior litigation matter, prior to April 2005, the General Partner is required to submit to the limited partners a referendum on the issue of whether the Partnership shall offer to sell all of the Partnership's remaining assets.

      On December 21, 2004, the Partnership engaged a nationally recognized broker to begin marketing the properties for sale. It is expected that final offers will be received prior to

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (CONTINUED)

6.    COMMITMENTS AND CONTINGENCIES (Continued)

      Legal Proceedings (Continued)

      the end of the second quarter. Consequently, the general partner has determined the referendum process proposed adds an unnecessary, time-consuming, costly step in the sale process. A referendum without a specific sale proposal does not provide the limited partners sufficient information to make a decision and a second limited partner vote would be required to approve the ultimate terms of the proposed sale. At such time as the Partnership has selected a potential buyer, the Partnership will submit to limited partners a complete proxy solicitation for consideration which will include all material terms of the proposed sale. Limited partners will have the opportunity at that time to approve or reject the sale. If approved by the limited partners, such sale would close during 2005.

7.    TAXABLE INCOME (LOSS)

      The taxable income (loss) of the Partnership, the Operating Partnership and Sherburne differs from the consolidated net income (loss) reported for financial reporting purposes, primarily due to timing differences in the recognition of depreciation and amortization expense, and commercial rental revenue for tax purposes. A reconciliation of consolidated net income (loss) for financial reporting purposes to federal income tax basis net gain (loss) for the years ended December 31, 2004 and 2003 is as follows:

                                                             2004        2003
                                                          ---------   ---------
      Consolidated net income (loss) for financial
           reporting purposes                             $ 308,000   $(221,000)
      Tax basis depreciation and amortization over that
          used for financial reporting purposes            (273,000)   (273,000)
      Timing differences on revenue recognition              28,000      (2,000)
                                                          ---------   ---------

      Federal income tax basis net gain (loss)            $  63,000   $(496,000)
                                                          =========   =========

      Partners' capital account balances for federal income tax purposes were approximately $7,167,000 and $7,104,000 as of December 31, 2004 and 2003,
      respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2004 or 2003 audits of the Registrant's financial statements.

Item 8A. Controls and Procedures.

      As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The Registrant has no officers or directors. The General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2005, the names of the directors and executive officers of the General Partner and the position held by each of them, are as follows:

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

      Mr. Ashner, age 52, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies: GB Holdings Inc. and Atlantic Entertainment Holdings, Inc., hotel and casino operators, First Union and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

      Mr. Staples, age 49, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk. Mr. Staples is a certified public accountant.

      Mr. Braverman, age 53, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk and the President of First Union. Mr. Braverman also currently serves on the Board of Directors of First Union.

      Ms. Tiffany, age 38, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Chief Operating Officer and Secretary of Newkirk and First Union.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The Registrant's issued and outstanding units of limited partnership interests (the "Units") are not voting securities, except that the consent of the holders of the Units is required for (i) the removal of a General Partner,
(ii) the dissolution or sale of all or substantially all of the assets of the Registrant, or (iii) any material amendment to the partnership agreement proposed by the General Partner other than affiliates of the General Partner. Two holders of Units own beneficially more than 5% of the outstanding Units at March 1, 2005. Affiliates of the General Partner collectively own 85.75 Units representing 10.92% of the total outstanding Units and affiliates of Equity Resources Group Incorporated collectively own 61.25 Units representing 7.80% of the total outstanding Units.

      The following table sets forth the ownership interest of affiliates of the General Partner in the Registrant.

Holder                                      Number of Units Held    Percent of Units Held
------                                      --------------------    ---------------------
Win Partner Interest LLC                                   24.75                    3.15%
Win Partner Interest II LLC                                51.50                    6.56%
Zero Main Associates Limited Partnership                    2.00                      <1%
Winthrop Financial Associates                               7.50                      <1%

The principal business address of each of the foregoing is 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

      There exists no arrangement, known to the Registrant, which would result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.

      The Registrant, the Operating Partnership and Sherburne have incurred charges by and commitments to companies affiliated by common ownership and management with the General Partner. Related party transactions with WFA and its affiliates included the following for the years ended December 31, 2004 and 2003:

             Type of Fee                       2004                       2003
             -----------                       ----                       ----

Partnership Administration Fee               $380,000                   $359,000
Management Fees                                96,000                    102,000
Reimbursement for administrative expenses      59,000                     47,000
Interest expense                               13,000                     23,000

      During the second quarter of 2004, the Registrant borrowed $873,000 from an affiliate of the General Partner, which was repaid during the second and third quarters of 2004. The loan bore interest at prime plus 3%. The General Partner or its affiliates may advance additional cash to fund operating deficits and capital expenditures in the future.

Item 13. Exhibits

      The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

Item 14. Principal Accounting Fees and Services

The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the consolidated financial statements of the Registrant for 2005.

      Audit Fees. Imowitz, Koenig & Co., LLP billed the Registrant for audit fees approximately $29,000 and $31,000 for the years ended December 31, 2004 and 2003, respectively.

      Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related services to the Registrant for the years ended December 31, 2004 and 2003.

      Tax Fees. Imowitz, Koenig & Co., LLP billed the Registrant for tax services of approximately $19,000 for each of the years ended December 31, 2004 and 2003.

      Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Registrant for which the Registrant was billed during the years ended December 31, 2004 and 2003.

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

                                             NANTUCKET ISLAND ASSOCIATES
                                             LIMITED PARTNERSHIP


                                             By: THREE WINTHROP PROPERTIES, INC.
                                                 Managing General Partner


                                                 By: /s/ Michael L. Ashner
                                                     ---------------------
                                                         Michael L. Ashner
                                                         Chief Executive Officer

                                                         Date: March 29, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                   Title                            Date
--------------                   -----                            ----


/s/ Michael Ashner               Chief Executive Officer          March 29, 2005
-------------------               and Director
Michael Ashner


/s/ Thomas Staples               Chief Financial Officer          March 29, 2005
-------------------
Thomas Staples


/s/ Peter Braverman              Executive Vice President         March 29, 2005
-------------------               and Director
Peter Braverman

                                Index to Exhibits


Number                               Exhibit                                Page

3,4.        Amended and Restated Limited Partnership Agreement of            (3)
            Nantucket Island Associates Limited Partnership dated
            November 8, 1996

4.          Amended and Restated Certificate of Limited Partnership of       (1)
            Nantucket Island Associates Limited Partnership, as filed with Secretary of State of Delaware on April 23, 1987

10(a)       Collateral Assignment of Contracts by and between NIA            (2)
            Operating Associates Limited Partnership, Sherburne
            Associates and Bankers Trust Company dated as of April 28,
            1989

10(b)       Hazardous Substance Agreement and Indemnity from Sherburne       (2)
            Associates, Sherburne Associates Realty Trust and Winthrop
            Financial Associates, A Limited Partnership to Bankers
            Trust Company dated April 28, 1989

10(c)       Note, dated February 26, 1997, in the principal amount of        (4)
            $24,200,000, from Sherburne Associates and Sherburne
            Associates Realty Trust to The First National Bank of
            Boston ("Bank of Boston")

10(d)       Loan Agreement, dated February 26, 1997, between Sherburne       (4)
            Associates Realty Trust and Sherburne Associates, as borrowers, and Bank of Boston, as lender

10(e)       Mortgage and Security Agreement, dated as of February 26,        (4)
            1997, among Sherburne Associates Realty Trust and
            Sherburne Associates, and Bank of Boston

10(f)       Indemnity Agreement Regarding Hazardous Materials, dated         (4)
            as of February 26, 1997, among Sherburne Associates Realty
            Trust and Sherburne Associates, and Bank of Boston

10(g)       Unconditional Guaranty of Payment and Performance from the       (4)
            Registrant to Bank of Boston with respect to the loan from Bank of Boston to Sherburne Associates Realty Trust and
            Sherburne Associates.

31          Certifications Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

32          Certification Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

--------

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