Form 10QSB
period 2005-03-31
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2005-05-16
CIK 832479

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-16865
                                                -------

                 Nantucket Island Associates Limited Partnership
        (Exact name of small business issuer as specified in its charter)

               Delaware                                  04-2948435
---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

   P.O. Box 9507, 7 Bulfinch Place,
         Suite 500, Boston, MA                           02114-9507
---------------------------------------     ------------------------------------
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

                                    1 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2005

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets

(In thousands, except unit data)                                March 31,
                                                                   2005         December 31,
Assets                                                          (Unaudited)         2004
                                                               ------------     ------------
Cash and cash equivalents                                      $        524     $        741
Accounts receivable                                                     208              320
Real estate tax escrow and other current assets                         677              711
                                                               ------------     ------------

      Total current assets                                            1,409            1,772

Property and equipment, net of accumulated depreciation
   of $10,303 (2005) and $10,155 (2004)                              17,249           16,950
Deferred rent receivable                                                310              304
Deferred costs, net of accumulated amortization of
   $1,979 (2005) and $1,939 (2004)                                      457              497
                                                               ------------     ------------

         Total assets                                          $     19,425     $     19,523
                                                               ============     ============

Liabilities and Partners' Capital

Accounts payable and other liabilities                         $        501     $        602
Current maturity of  long-term debt                                     183              180
Related party loan payable                                              295               --
                                                               ------------     ------------

      Total current liabilities                                         979              782

Long-term debt                                                       17,870           17,923
                                                               ------------     ------------

         Total liabilities                                           18,849           18,705
                                                               ------------     ------------

Commitments and contingencies

Partners' equity:
      Limited partners equity; 785 units authorized,
         issued, and outstanding                                     11,663           11,893

      General partner's deficit                                     (11,087)         (11,075)
                                                               ------------     ------------

         Total partners' equity                                         576              818
                                                               ------------     ------------

         Total liabilities and partners' equity                $     19,425     $     19,523
                                                               ============     ============

                 See notes to consolidated financial statements.


                                    2 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2005

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit data)

                                                      For the Three Months Ended
                                                    March 31, 2005  March 31, 2004
                                                    --------------  --------------
Revenue:

   Commercial rental operations                      $        866    $        756
                                                     ------------    ------------

          Total revenue                                       866             756
                                                     ------------    ------------

Operating expenses:

   Commercial rental                                          118             131
   Real estate taxes                                          125             106
   Insurance                                                  128             130
   Management and administrative                              120             107
   Legal and professional fees                                 56              23
   Amortization                                                35              35
   Depreciation                                               148             148
                                                     ------------    ------------

           Total operating expenses                           730             680
                                                     ------------    ------------

Income from operations                                        136              76
                                                     ------------    ------------

Other income (expense):
   Interest income                                              1               1
   Interest expense                                          (379)           (417)
                                                     ------------    ------------

        Total other expense, net                             (378)           (416)
                                                     ------------    ------------

Net loss                                             $       (242)   $       (340)
                                                     ============    ============

Net loss allocated to general partner                $        (12)   $        (17)
                                                     ============    ============

Net loss allocated to limited partners               $       (230)   $       (323)
                                                     ============    ============

Net loss per limited partnership unit                $    (292.99)   $    (411.46)
                                                     ============    ============

                See notes to consolidated financial statements.


                                    3 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                          FORM 10 - QSB MARCH 31, 2005

Consolidated Statement of Changes in Partners' Equity (Deficit) (Unaudited)

(In thousands, except unit data)

                                   Units of        Investor
                                   Limited         Limited           General          Total
                                  Partnership      Partners'        Partner's        Partners'
                                   Interest         Equity           Deficit          Equity
                                 ------------    ------------     ------------     ------------
Balance - January 1, 2005                 785    $     11,893     $    (11,075)    $        818

   Net loss                                --            (230)             (12)            (242)
                                 ------------    ------------     ------------     ------------

Balance - March 31, 2005                  785    $     11,663     $    (11,087)    $        576
                                 ============    ============     ============     ============

                 See notes to consolidated financial statements.


                                    4 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2005

Consolidated Statements of Cash Flows  (Unaudited)

(In thousands)                                                    For the Three Months Ended
                                                                March 31, 2005  March 31, 2004
                                                                --------------  --------------
Cash Flows from Operating Activities:

Net loss                                                         $       (242)   $       (340)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization                                       188             187
      Deferred rent receivable                                             (6)            (17)

Changes in operating assets and liabilities:
      Accounts receivable                                                 112             (60)
      Real estate tax escrow and other current assets                      34             172
      Accounts payable and other liabilities                             (101)            (73)
                                                                 ------------    ------------

      Net cash used in operating activities                               (15)           (131)
                                                                 ------------    ------------

Cash Flows from Investing Activities:

      Expenditures for property and equipment                            (447)           (411)
                                                                 ------------    ------------

      Cash used in investing activities                                  (447)           (411)
                                                                 ------------    ------------

Cash Flows from Financing Activities:

      Proceeds from related party loan                                    295              --
      Principal payments on long-term debt                                (50)            (42)
                                                                 ------------    ------------

      Net cash provided by (used in) financing activities                 245             (42)
                                                                 ------------    ------------

Net decrease in cash and cash equivalents                                (217)           (584)

Cash and cash equivalents, beginning of period                            741           1,008
                                                                 ------------    ------------

Cash and cash equivalents, end of period                         $        524    $        424
                                                                 ============    ============

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest, net of capitalized interest        $        380    $        415
                                                                 ============    ============

                See notes to consolidated financial statements.


                                    5 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2005

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2004 was derived from audited financial statements at such date.

The results of operations for the three months ended March 31, 2005 and 2004 are not indicative of the results to be expected for the full year due to the seasonal nature of the Partnership's business.

2. Related Party Transactions

The following transactions with affiliates of the General Partner were charged to expense during the three month periods ended March 31, 2005 and 2004:

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         2005             2004
                                                       --------         --------
      Partnership administration fee                   $101,000         $ 95,000
      Management fee                                     19,000           12,000
      Reimbursement for administration expenses          14,000           15,000
      Interest expense                                    1,000               --

During the first quarter of 2005, the Partnership borrowed $295,000 from an affiliate of the General Partner. The loan bears interest at prime plus 3%. The General Partner or its affiliates may advance additional cash to fund operating deficits and capital expenditures in the future.


                                    6 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2005

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

Liquidity and Capital Resources

The Registrant's primary source of liquidity is rental revenue from its investment properties. The Registrant requires cash to pay operating expenses, debt service payments and capital improvements. The level of liquidity based upon the Registrant's cash and cash equivalents experienced a decrease of $217,000 at March 31, 2005 as compared to December 31, 2004. The decrease was due to $447,000 used in investing activities and $15,000 used in operating activities, which were partially offset by $245,000 provided by financing activities. Investing activities consisted of $447,000 of improvements to property and equipment. Financing activities consisted of a loan from a related party of $295,000, offset by $50,000 of principal payments on long-term debt. At March 31, 2005, the Registrant's cash balance was $524,000 which is primarily invested in money market accounts.

As owner of the commercial properties along the wharfs, the Registrant is responsible for maintaining the bulkheads. In connection with the maintenance of the bulkhead (the "Bulkhead Project"), the Registrant has incurred costs of approximately $1,902,000 since January 2002; $446,000 of which were incurred during the three months ended March 31, 2005. The Registrant expects that it will incur additional costs with respect to the Bulkhead Project as necessary. It is not possible at this time to estimate the total costs that may be incurred by the Registrant with respect to the Bulkhead Project. The Registrant will utilize cash flow from operations and cash reserves and, if necessary, obtain one or more loans from the General Partner or a third party, to fund the Bulkhead Project costs as they are incurred. During the first quarter of 2005, the Partnership borrowed $295,000 from an affiliate of the General Partner. The loan bears interest at prime plus 3%. The General Partner or its affiliates may advance additional cash to fund operating deficits and capital expenditures in the future.

Under the terms of an April 2003 court approved settlement of a class action, the general partner was required to submit to the limited partners, prior to April 2005, a referendum on whether the Partnership should seek to sell all of its remaining assets. In furtherance of this settlement, in December 2004, Eastdil Realty, a nationally recognized real estate investment banking firm, was retained by the Partnership to


                                    7 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

assist in the sales process, including setting an offer price. Since the Partnership was taking significant steps to sell the properties, the general partner believed that the referendum process would add a time-consuming, costly step in the sale process, particularly since a second approval of limited partners would also be required in order to sell the properties. Accordingly, with the approval of class counsel, the general partner decided to defer soliciting the consent of limited partners until such time as an agreement to sell the properties had been reached.

After consulting with Eastdil, the Partnership arrived at an offer price, which, in compliance with the terms of the right of first offer, was delivered to Nantucket Island Resorts LLC. In 1998 Nantucket Island Resorts LLC and certain of its affiliates ("NIR") purchased substantially all of the Partnership's other properties. In connection with the prior sale, NIR was granted a right of first offer on the sale of the Partnership's remaining properties that are now proposed to be sold. The Partnership is currently negotiating with NIR to enter into a purchase agreement for the properties at a gross purchase price of $55 million. Upon execution of a purchase agreement with NIR or another third party, if any, the Partnership will seek the consent of its limited partners to any such sale. In this regard, the Partnership previously filed a preliminary proxy statement with the Securities and Exchange Commission with respect to the proposed sale to NIR. There can be no assurance that a definitive purchase agreement will be entered into with NIR or any other third party or, if entered into, that the properties will be sold or as to the ultimate price received for the properties.

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

Results of Operations

The Registrant had a net loss of $242,000 for the three months ended March 31, 2005, as compared to a net loss of $340,000 for the three months ended March 31, 2004, as a result of an increase in commercial rental operations and a decrease in interest expense, which were partially offset by an increase in operating expenses.


                                    8 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Results of Operations (Continued)

Revenues from commercial rental operations increased by $110,000 for the three months ended March 31, 2005 as compared to 2004 due to an increase in rental rates, percentage rent and real estate tax escalations. Occupancy remained constant for the comparable periods.

Operating expenses increased by $50,000 for the three months ended March 31, 2005 as compared to 2004, primarily due to an increase in legal and professional fees of $33,000, an increase of real estate taxes of $19,000 and an increase in management and administrative expenses of $13,000, which were partially offset by a decrease in commercial rental expenses of $13,000. Real estate taxes increased by $19,000 due to an increase in assessed values. Legal and professional fees increased by $33,000 due to an increase in legal costs. Management Fees increased due to the timing of the collection of the rents. All other expenses remained relatively constant.

Interest expense decreased by $38,000 due to $30,000 of interest being capitalized as a cost of the Bulkhead Project and the remaining decrease was as a result of normal amortization of the loan balance.

The results of operations in future periods may differ from the results of operations for corresponding prior periods, as weather conditions could adversely affect operating results due to the short seasonal nature of the business. Inflation and changing economic conditions could also affect occupancy levels, rental rates and operating expenses.

Off-Balance Sheet Arrangements

The Registrant has the following two off-balance sheet arrangements; the first relates to environmental cleanup costs, which is not expected to have a material impact on the Registrant's consolidated financial statements. The second relates to contingent purchase price payments which, based on the estimated fair market value of the remaining properties, the Partnership could be obligated to make a contingent purchase price payment which could be material upon the sale of the remaining properties. Both of these off-balance sheet arrangements are disclosed in Item 7, footnote 6 of the Registrant's latest 10-KSB.

Quantitative and Qualitative Disclosures of Market Risk

Interest Rate Risk

The Registrant's mortgage loan requires interest payments based on a fixed rate (9.03% per annum). The Registrant does not believe that it has any risks related to derivative financial instruments.


                                    9 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2005

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


                                    10 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2005

Part II - Other Information

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    11 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2005

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

                                            BY: THREE WINTHROP PROPERTIES, INC.
                                                --------------------------------
                                                Managing General Partner


                                                BY: /s/ Michael L. Ashner
                                                    ----------------------------
                                                    Michael L. Ashner
                                                    Chief Executive Officer


                                                BY: /s/ Thomas Staples
                                                    ----------------------------
                                                    Thomas Staples
                                                    Chief Financial Officer

                                                Dated: May 16, 2005


                                    12 of 18

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2005

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