Form 10QSB
period 2005-06-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2005-08-22
CIK 832479

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Issuer's telephone number, including area code (617) 570-4600
                                               --------------

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). |_| Yes   |X| No


                                    1 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2005

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets

(In thousands, except unit data)                            June 30,
                                                              2005        December 31,
Assets                                                     (Unaudited)        2004
                                                           -----------    ------------
Cash and cash equivalents                                  $    25,895    $       741
Accounts receivable                                                673            320
Real estate tax escrow and other current assets                    165            711
                                                           -----------    -----------

    Total current assets                                        26,733          1,772

Property and equipment, net of accumulated depreciation
   of $ 0 (2005) and $10,155 (2004)                                313         16,950
Deferred rent receivable                                            --            304
Deferred costs, net of accumulated amortization of
   $2,436 (2005) and $1,939 (2004)                                  --            497
                                                           -----------    -----------

        Total assets                                       $    27,046    $    19,523
                                                           ===========    ===========

Liabilities and Partners' Capital

Accounts payable and other liabilities                     $    23,330    $       602
Current maturity of long-term debt                                 152            180
Related party loan payable                                       1,090             --
                                                           -----------    -----------

    Total current liabilities                                   24,572            782

Long-term debt                                                      --         17,923
                                                           -----------    -----------

        Total liabilities                                       24,572         18,705
                                                           -----------    -----------

Commitments and contingencies

Partners' equity:
    Limited partners equity; 785 units authorized,
        issued, and outstanding                                  2,474         11,893

    General partner's deficit                                       --        (11,075)
                                                           -----------    -----------

        Total partners' equity                                   2,474            818
                                                           -----------    -----------

        Total liabilities and partners' equity             $    27,046    $    19,523
                                                           ===========    ===========

                 See notes to consolidated financial statements.


                                    2 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2005

Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                        For the Six Months Ended
                                                     June 30, 2005    June 30, 2004
                                                     -------------    -------------
Revenue:

      Commercial rental operations                    $    1,874       $    1,518
                                                      ----------       ----------

         Total revenue                                     1,874            1,518
                                                      ----------       ----------

Operating expenses:

      Commercial rental                                      457              299
      Real estate taxes                                      221              307
      Insurance                                              256              261
      Management and administrative                          238              218
      Legal and professional fees                             99               71
      Amortization                                           402               69
      Depreciation                                           223              295
                                                      ----------       ----------

         Total operating expenses                          1,896            1,520
                                                      ----------       ----------

Loss from operations                                         (22)              (2)
                                                      ----------       ----------

Other income (expense):
      Interest income                                         21                1
      Interest expense                                    (4,878)            (840)
      Gain on sale of properties                          33,638               --
                                                      ----------       ----------

         Total other income (expense), net                28,781             (839)
                                                      ----------       ----------

Net income (loss)                                     $   28,759       $     (841)
                                                      ==========       ==========

Net income (loss) allocated to general partner        $   11,075       $      (42)
                                                      ==========       ==========

Net income (loss) allocated to limited partners       $   17,684       $     (799)
                                                      ==========       ==========

Net income (loss) per limited partnership unit        $22,527.39       $(1,017.83)
                                                      ==========       ==========

                 See notes to consolidated financial statements.


                                    3 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2005

Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                          For the Three Months Ended
                                                        June 30, 2005     June 30, 2004
                                                        -------------     -------------
Revenue:

      Commercial rental operations                        $    1,008        $      762
                                                          ----------        ----------

         Total revenue                                         1,008               762
                                                          ----------        ----------

Operating expenses:

      Commercial rental                                          339               168
      Real estate taxes                                           96               201
      Insurance                                                  128               131
      Management and administrative                              118               111
      Legal and professional fees                                 43                48
      Amortization                                               367                34
      Depreciation                                                75               147
                                                          ----------        ----------

         Total operating expenses                              1,166               840
                                                          ----------        ----------

Loss from operations                                            (158)              (78)
                                                          ----------        ----------

Other income (expense):
      Interest income                                             20                --
      Interest expense                                        (4,499)             (423)
      Gain on sale of properties                              33,638                --
                                                          ----------        ----------

         Total other income (expense), net                    29,159              (423)
                                                          ----------        ----------

Net income (loss)                                         $   29,001        $     (501)
                                                          ==========        ==========

Net income (loss) allocated to general partner            $   11,087        $      (25)
                                                          ==========        ==========

Net income (loss) allocated to limited partners           $   17,914        $     (476)
                                                          ==========        ==========

Net income (loss) per limited partnership unit            $22,820.38        $  (606.37)
                                                          ==========        ==========

                 See notes to consolidated financial statements.


                                    4 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                           FORM 10 - QSB JUNE 30, 2005

Consolidated Statement of Changes in Partners' Equity (Deficit) (Unaudited)

(In thousands, except unit data)

                              Units of       Investor
                               Limited       Limited       General     Total
                             Partnership     Partners'    Partner's   Partners'
                              Interest        Equity       Deficit     Equity
                             -----------    ----------    --------   ----------

Balance - January 1, 2005           785     $   11,893    $(11,075)   $     818

      Net income                      -         17,684      11,075       28,759

      Distribution                    -        (27,103)          -      (27,103)
                             -----------    ----------    --------   ----------

Balance - June 30, 2005             785     $    2,474    $      -    $   2,474
                             ===========    ==========    ========   ==========

                 See notes to consolidated financial statements.


                                    5 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2005

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)                                                        For the Six Months Ended
                                                                  June 30, 2005      June 30, 2004
                                                                  -------------      -------------
Cash Flows from Operating Activities:

Net income (loss)                                                 $     28,759       $       (841)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Gain on sale of property                                          (33,638)                --
     Depreciation and amortization                                         720                374
     Deferred rent receivable                                              304                 15

Changes in operating assets and liabilities:
     Accounts receivable                                                  (353)              (116)
     Real estate tax escrow and other current assets                       546               (101)
     Accounts payable and other liabilities                              1,625               (136)
                                                                  ------------       ------------

     Net cash used in operating activities                              (2,037)              (805)
                                                                  ------------       ------------

Cash Flows from Investing Activities:

     Net proceeds from sale of property                                 50,567                 --
     Expenditures for property and equipment                              (515)              (483)
                                                                  ------------       ------------

     Cash provided by (used in) investing activities                    50,052               (483)
                                                                  ------------       ------------

Cash Flows from Financing Activities:

     Distributions                                                      (6,000)                --
     Proceeds from related party loan                                    1,090                873
     Repayment of related party loan                                        --                (63)
     Principal payments on long-term debt                                  (93)               (80)
     Satisfaction of mortgage payable                                  (17,858)                --
                                                                  ------------       ------------

     Net cash (used in) provided by financing activities               (22,861)               730
                                                                  ------------       ------------

Net increase (decrease) in cash and cash equivalents                    25,154               (558)

Cash and cash equivalents, beginning of period                             741              1,008
                                                                  ------------       ------------

Cash and cash equivalents, end of period                          $     25,895       $        450
                                                                  ============       ============

Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest, net of capitalized interest          $      4,913       $        841
                                                                  ============       ============

Supplemental Disclosure of Non-Cash Information -
     Accrued distributions                                        $     21,103       $         --
                                                                  ============       ============

                 See notes to consolidated financial statements.


                                    6 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2005

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

2. Allocation of Profits and Losses

      In accordance with the Amended and Restated Partnership Agreement of the Partnership, income and losses of the Partnership from operations are allocated 95% to the limited partners and 5% to the General Partner. Gain on sale of properties is allocated in accordance with the Partnership agreement. Cash flow is distributed 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to an annual 6% per annum noncumulative, noncompounded return on their invested capital (as defined in the Agreement) and the balance, if any, 95% to the limited partners, and 5% to the General Partner.

3. Related Party Transactions

      The following transactions with affiliates of the General Partner were charged to expense during the six month periods ended June 30, 2005 and 2004:

                                                        For the Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                            2005        2004
                                                          --------    --------
            Partnership administration fee                $202,000    $191,000
            Management fee                                  36,000      28,000
            Reimbursement for administration expenses       25,000      27,000
            Interest expense                                19,000       7,000

      During the six months ended June 30, 2005, the Partnership borrowed $1,090,000 from an affiliate of the General Partner. The loan bore interest at prime plus 3%. The loan was paid in full in July 2005.


                                    7 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2005

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property Matters

      During June 2005, the Partnership sold its commercial properties to NIR Retail LLC, an unaffiliated third party, for $55,000,000. The Partnership received net proceeds of $28,539,000 after payment of closing costs and the satisfaction of the mortgage payable. Included in closing costs is a contingent purchase price payment to a former owner of $2,018,000, which was paid in July 2005. The Partnership is obligated to make these payments based on the selling price of the properties exceeding the Agreed Upon Base Value of the properties (as defined in the agreement). The Partnership recognized a gain for financial reporting purposes of $33,638,000. The Partnership has two remaining properties, which are vacant parcels of land. It is anticipated that the Partnership will seek to sell its remaining properties within the next two years.


                                    8 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2005

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

      Liquidity and Capital Resources

      During June 2005, the Partnership sold its commercial properties to NIR Retail LLC, an unaffiliated third party, for $55,000,000. The Partnership received net proceeds of $28,539,000 after payment of closing costs and the satisfaction of the mortgage payable. Included in closing costs is a contingent purchase price payment to a former owner of $2,018,000, which was paid in July 2005. The Partnership is obligated to make these payments based on the selling price of the properties exceeding the Agreed Upon Base Value of the properties (as defined in the agreement). The Partnership recognized a gain for financial reporting purposes of $33,638,000. The Partnership has two remaining properties, which are vacant parcels of land. It is anticipated that the Partnership will seek to sell its remaining properties within the next two years.

      The Partnership's primary source of liquidity was rental revenue from its investment properties. The Partnership requires cash to pay operating expenses. The level of liquidity based upon the Partnership's cash and cash equivalents experienced an increase of $25,154,000 at June 30, 2005 as compared to December 31, 2004. The increase was due to $50,052,000 provided by investing activities, which were partially offset by $2,037,000 used in operating activities and $22,861,000 used in financing activities. Investing activities consisted of $50,567,000 of net proceeds from the sale of property, partially offset by $515,000 of expenditures for property and equipment. Financing activities consisted of the satisfaction of the mortgage payable of $17,858,000, distributions of $6,000,000 and principal payments on long-term debt of $93,000, which were partially offset by a loan from a related party of $1,090,000. At June 30, 2005, the Partnership's cash balance was $25,895,000 which is primarily invested in money market accounts.

      In June 2005, the Partnership accrued a distribution to its limited partners in the amount of $27,103,000. Of this amount, $6,000,000 was paid prior to June 30, 2005 and the remainder was distributed on August 2, 2005.


                                    9 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      As the former owner of the commercial properties along the wharfs, the Partnership was responsible for maintaining the bulkheads. In connection with the maintenance of the bulkhead (the "Bulkhead Project"), the Partnership incurred costs of approximately $1,928,000 since January 2002; $472,000 of which were incurred during the six months ended June 30, 2005. The Partnership utilized cash flow from operations and cash reserves and obtained a loan from an affiliate of the General Partner to fund the Bulkhead Project costs as they were incurred. During the six months ended June 30, 2005, the Partnership borrowed $1,090,000 from an affiliate of the General Partner. The loan bore interest at prime plus 3%. The loan was paid in full in July 2005.

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

      Results of Operations

      The Partnership had net income of $28,759,000 for the six months ended June 30, 2005, as compared to a net loss of $841,000 for the six months ended June 30, 2004. This increase was due primarily to the sale of the Partnership's properties in June 2005, other than two vacant parcels of land, which resulted in a gain on sale of property. In addition, there was an increase in commercial rental operations revenue which were partially offset by an increase in operating expenses and an increase in interest expense.

      Revenues from commercial rental operations increased by $356,000 for the six months ended June 30, 2005 as compared to 2004 due to an increase in rental rates, percentage rent and real estate tax escalations which were partially offset by a decrease in deferred rent receivable. Occupancy remained constant for the comparable periods.

      Operating expenses increased by $376,000 for the six months ended June 30, 2005 as compared to 2004, primarily due to an increase in commercial rental expense of $158,000, an increase in management and


                                    10 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Results of Operations (Continued)

      administrative fees of $20,000, an increase in legal and professional fees of $28,000 and an increase in amortization expense of $333,000, which were partially offset by a decrease in real estate taxes of $86,000, a decrease in depreciation of $72,000 and a decrease in insurance of $5,000. Commercial rental expenses increased due to an increase in payroll costs associated with the termination of employment resulting from the sale of the properties. Legal and professional fees increased by $28,000 due to an increase in legal costs. Management fees increased due to the timing of the collection of the rents. Real estate taxes decreased as the result of a real estate tax abatement.

      Interest expense increased by $4,038,000 primarily due to the defeasance interest related to the prepayment of the mortgage payable of $4,022,000 and $19,000 of interest on the related party loan, partially offset by $30,000 of interest being capitalized as a cost of the Bulkhead Project.

      Off-Balance Sheet Arrangements

      The Partnership had two off-balance sheet arrangements; the first related to environmental cleanup costs, which did not have a material impact on the Partnership's consolidated financial statements. The second related to Contingent Purchase Price Payments which, based on the selling price of the properties exceeding the Agreed Upon Base Value of the properties (as defined in the agreement), the Partnership has accrued $2,018,000 for contingent purchase price payments which was paid in July 2005 to the former owner of the properties.


                                    11 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2005

Item 3. Controls and Procedures

      The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

      There have not been any changes in the Partnership's internal control over financial reporting (as defined in the Rule 13a - 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    12 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2005

Part II - Other Information

Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    13 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BY: THREE WINTHROP PROPERTIES, INC.
                                                 Managing General Partner


                                                 BY: /s/ Michael L. Ashner
                                                     ---------------------------
                                                     Michael L. Ashner
                                                     Chief Executive Officer


                                                 BY: /s/ Thomas Staples
                                                     ---------------------------
                                                     Thomas Staples
                                                     Chief Financial Officer


                                                 Dated: August 22, 2005


                                    14 of 20

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                            FORM 10-QSB JUNE 30, 2005

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