Form 10QSB
period 2005-09-30
NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP
filed 2005-11-21
CIK 832479

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    1 of 19

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2005

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets

(In thousands, except unit data)                           September 30,
                                                               2005            December 31,
Assets                                                      (Unaudited)            2004
                                                           -------------       ------------
Cash and cash equivalents                                  $      1,733        $        741
Accounts receivable                                                  26                 320
Real estate tax escrow and other current assets                     266                 711
                                                           ------------        ------------

    Total current assets                                          2,025               1,772

Property and equipment, net of accumulated depreciation
   of $0 (2005) and $10,155 (2004)                                  313              16,950
Deferred rent receivable                                             --                 304
Deferred costs, net of accumulated amortization of
   $2,436 (2005) and $1,939 (2004)                                   --                 497
                                                           ------------        ------------

        Total assets                                       $      2,338        $     19,523
                                                           ============        ============

Liabilities and Partners' Capital

Accounts payable and other liabilities                     $         63        $        602
Current maturity of long-term debt                                   --                 180
                                                           ------------        ------------

    Total current liabilities                                        63                 782

Long-term debt                                                       --              17,923
                                                           ------------        ------------

        Total liabilities                                            63              18,705
                                                           ------------        ------------

Commitments and contingencies

Partners' equity:
    Limited partners equity; 785 units authorized,
        issued, and outstanding                                   2,275              11,893

    General partner's deficit                                        --             (11,075)
                                                           ------------        ------------

        Total partners' equity                                    2,275                 818
                                                           ------------        ------------

        Total liabilities and partners' equity             $      2,338        $     19,523
                                                           ============        ============

                 See notes to consolidated financial statements.

                                    2 of 19

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2005

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit data)                                              For the Nine Months Ended
                                                                     September 30, 2005        September 30 , 2004
                                                                    ---------------------     ---------------------
Revenue:

      Commercial rental operations                                  $               1,881     $               4,043
                                                                    ---------------------     ---------------------

         Total revenue                                                              1,881                     4,043
                                                                    ---------------------     ---------------------

Operating expenses:

      Commercial rental                                                               588                       495
      Real estate taxes                                                               221                       448
      Insurance                                                                       256                       393
      Management and administrative                                                   339                       363
      Legal and professional fees                                                     131                       105
      Amortization                                                                    402                       104
      Depreciation                                                                    223                       443
                                                                    ---------------------     ---------------------

         Total operating expenses                                                   2,160                     2,351
                                                                    ---------------------     ---------------------

(Loss) income from operations                                                        (279)                    1,692
                                                                    ---------------------     ---------------------

Other income (expense):
      Interest income                                                                  79                         3
      Interest expense                                                             (4,878)                   (1,267)
      Gain on sale of properties                                                   33,638                         -
                                                                    ---------------------     ---------------------

         Total other income (expense), net                                         28,839                    (1,264)
                                                                    ---------------------     ---------------------

Net income                                                          $              28,560     $                 428
                                                                    =====================     =====================

Net income allocated to general partner                             $              11,075     $                  21
                                                                    =====================     =====================

Net income allocated to limited partners                            $              17,485     $                 407
                                                                    =====================     =====================

Net income per limited partnership unit                             $           22,273.89     $              518.47
                                                                    =====================     =====================

                 See notes to consolidated financial statements.

                                    3 of 19

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2005

Consolidated Statements of Operations  (Unaudited)

(In thousands, except unit data)                             For the Three Months Ended
                                                    September 30, 2005       September 30, 2004
                                                   --------------------     --------------------
Revenue:

      Commercial rental operations                 $                  7     $              2,525
                                                   --------------------     --------------------

         Total revenue                                                7                    2,525
                                                   --------------------     --------------------

Operating expenses:

      Commercial rental                                             131                      196
      Real estate taxes                                              --                      141
      Insurance                                                      --                      132
      Management and administrative                                 101                      145
      Legal and professional fees                                    32                       34
      Amortization                                                   --                       35
      Depreciation                                                   --                      148
                                                   --------------------     --------------------

         Total operating expenses                                   264                      831
                                                   --------------------     --------------------

(Loss) income from operations                                      (257)                   1,694
                                                   --------------------     --------------------

Other income (expense):
      Interest income                                                58                        2
      Interest expense                                               --                     (427)
                                                   --------------------     --------------------

         Total other income (expense), net                           58                     (425)
                                                   --------------------     --------------------

Net (loss) income                                  $               (199)    $              1,269
                                                   ====================     ====================

Net income allocated to general partner            $                 --     $                 63
                                                   ====================     ====================

Net (loss) income allocated to limited partners    $               (199)    $              1,206
                                                   ====================     ====================

Net (loss) income per limited partnership unit     $            (253.50)    $           1,536.31
                                                   ====================     ====================

                 See notes to consolidated financial statements.

                                    4 of 19

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

           FORM 10 - QSB SEPTEMBER 30, 2005

Consolidated Statement of Changes in Partners' Equity (Deficit) (Unaudited)

(In thousands, except unit data)

                                         Units of                Investor
                                          Limited                 Limited                  General                    Total
                                        Partnership              Partners'                Partner's                 Partners'
                                         Interest                 Equity                   Deficit                    Equity
                                   --------------------     --------------------     --------------------     --------------------
Balance - January 1, 2005                           785     $             11,893     $            (11,075)    $                818

      Net income                                      -                   17,485                   11,075                   28,560

      Distribution                                    -                  (27,103)                      --                  (27,103)
                                   --------------------     --------------------     --------------------     --------------------

Balance - September 30, 2005                        785     $              2,275     $                 --     $              2,275
                                   ====================     ====================     ====================     ====================

                 See notes to consolidated financial statements.

                                    5 of 19

        NANTUCKET ISLAND ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2005

Consolidated Statements of Cash Flows  (Unaudited)

(In thousands)                                                    For the Nine Months Ended
                                                           September 30, 2005    September 30, 2004
                                                           ------------------    ------------------
Cash Flows from Operating Activities:

Net income                                                   $       28,560        $          428
Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
      Gain on sale of property                                      (33,638)                   --
      Depreciation and amortization                                     720                   561
      Deferred rent receivable                                          304                    27

Changes in operating assets and liabilities:
      Accounts receivable                                               294                   (35)
      Real estate tax escrow and other current assets                   445                    52
      Accounts payable and other liabilities                           (691)                 (341)
                                                             --------------        --------------

      Net cash (used in) provided by operating activities            (4,006)                  692
                                                             --------------        --------------

Cash Flows from Investing Activities:

      Net proceeds from sale of property                             50,567                    --
      Expenditures for property and equipment                          (515)                 (493)
                                                             --------------        --------------

      Net cash provided by (used in) investing activities            50,052                  (493)
                                                             --------------        --------------

Cash Flows from Financing Activities:

      Distributions                                                 (27,103)                   --
      Proceeds from related party loan                                1,090                   873
      Repayment of related party loan                                (1,090)                 (873)
      Principal payments on long-term debt                              (93)                 (120)
      Satisfaction of mortgage payable                              (17,858)                   --
                                                             --------------        --------------

      Net cash used in financing activities                         (45,054)                 (120)
                                                             --------------        --------------

Net increase in cash and cash equivalents                               992                    79

Cash and cash equivalents, beginning of period                          741                 1,008
                                                             --------------        --------------

Cash and cash equivalents, end of period                     $        1,733        $        1,087
                                                             ==============        ==============

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest, net of capitalized interest    $        5,084        $        1,267
                                                             ==============        ==============

                 See notes to consolidated financial statements.

                                    6 of 19

            NANTUCKET ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2005

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

2. Property Matters and Subsequent Event

      During June 2005, the Partnership sold its commercial properties to NIR Retail LLC, an unaffiliated third party, for $55,000,000. The Partnership received net proceeds of $28,539,000 after payment of closing costs, the satisfaction of the mortgage payable and a defeasance payment related to the prepayment of the mortgage. Included in closing costs is a contingent purchase price payment to a former owner of $2,018,000, which was paid in July 2005. The Partnership was obligated to make these payments based on the selling price of the properties exceeding the Agreed Upon Base Value of the properties (as defined in the agreement). The Partnership recognized a gain for financial reporting purposes of $33,638,000.

      On November 17, 2005, the Partnership sold its remaining property, a vacant parcel of land for $550,000 to an unaffiliated third party. The Partnership incurred closing costs of approximately $6,000 with respect to this sale resulting in net proceeds to the Partnership of approximately $544,000 . The Partnership will recognize a gain for financial reporting purposes of $231,000 during the fourth quarter of 2005. The sale proceeds and any remaining excess reserves will be distributed during the fourth quarter of 2005 and the Partnership will terminate in 2005.

3. Allocation of Profits and Losses

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


                                    7 of 19

            NANTUCKET ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2005

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Related Party Transactions

      The following transactions with affiliates of the General Partner were charged to expense during the nine month periods ended September 30, 2005 and 2004:

                                                       For the Nine Months Ended
                                                            September 30,
                                                       -------------------------
                                                         2005             2004
                                                       --------         --------
      Partnership administration fee                   $303,000         $286,000
      Management fee                                     36,000           77,000
      Reimbursement for administration expenses          29,000           43,000
      Interest expense                                   19,000           13,000

      During the nine months ended September 30, 2005, the Partnership borrowed $1,090,000 from an affiliate of the General Partner. The loan bore interest at prime plus 3%. The loan was paid in full in July 2005.


                                    8 of 19

            NANTUCKET ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2005

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

      Liquidity and Capital Resources

      During June 2005, the Partnership sold its commercial properties to NIR Retail LLC, an unaffiliated third party, for $55,000,000. The Partnership received net proceeds of $28,539,000 after payment of closing costs, the satisfaction of the mortgage payable and a defeasance payment related to the prepayment of the mortgage. Included in closing costs is a contingent purchase price payment to a former owner of $2,018,000, which was paid in July 2005. The Partnership was obligated to make these payments based on the selling price of the properties exceeding the Agreed Upon Base Value of the properties (as defined in the agreement). The Partnership recognized a gain for financial reporting purposes of $33,638,000.

      On November 17, 2005, the Partnership sold its remaining property, a vacant parcel of land for $550,000 to an unaffiliated third party. The Partnership incurred closing costs of approximately $6,000 with respect to this sale resulting in net proceeds to the Partnership of approximately $544,000 . The Partnership will recognize a gain for financial reporting purposes of $231,000 during the fourth quarter of 2005. The sale proceeds and any remaining excess reserves will be distributed during the fourth quarter of 2005 and the Partnership will terminate in 2005.

      The Partnership's primary source of liquidity was rental revenue from its investment properties. The Partnership requires cash to pay operating expenses. The level of liquidity based upon the Partnership's cash and cash equivalents experienced an increase of $992,000 at September 30, 2005 as compared to December 31, 2004. The increase was due to $50,052,000 provided by investing activities, which were substantially offset by $4,006,000 used in operating activities and $45,054,000 used in financing activities. Investing activities consisted of $50,567,000 of net proceeds received from the sale of property, partially offset by $515,000 of expenditures for property and equipment. Financing activities consisted of the satisfaction of the mortgage payable of $17,858,000, distributions of $27,103,000 and principal payments on long-term debt of $93,000. At September 30, 2005, the Partnership's cash balance was $1,733,000 which is primarily invested in money market accounts. During the nine months ended September 30, 2005, the Partnership made distributions of $27,103,000 to its limited partners.


                                    9 of 19

            NANTUCKET ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      As the former owner of the commercial properties along the wharfs, the Partnership was responsible for maintaining the bulkheads. In connection with the maintenance of the bulkhead (the "Bulkhead Project"), the Partnership incurred costs of approximately $1,928,000 since January 2002; $472,000 of which were incurred during the six months ended June 30, 2005, prior to the sale of the commercial properties. The Partnership utilized cash flow from operations and cash reserves and obtained a loan from an affiliate of the General Partner to fund the Bulkhead Project costs as they were incurred. During the nine months ended September 30, 2005, the Partnership borrowed $1,090,000 from an affiliate of the General Partner. The loan bore interest at prime plus 3%. The loan was paid in full in July 2005.

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

      Results of Operations

      The Partnership had net income of $28,560,000 for the nine months ended September 30, 2005, as compared to a net income of $428,000 for the nine months ended September 30, 2004. This increase was due to the sale of the Partnership's properties in June 2005, which resulted in a gain on sale of property and a decrease in operating expenses.

      All variances in revenues and expenses, with respect to the commercial properties for the nine months ended September 30, 2005 as compared to 2004 are due primarily to the sale of the Partnership's rental properties in June 2005.

      Off-Balance Sheet Arrangements

      The Partnership had two off-balance sheet arrangements. The first related to environmental cleanup costs, which did not have a material impact on the Partnership's consolidated financial statements. The second related to Contingent Purchase Price Payments which, based on the selling price of the properties exceeding the Agreed Upon Base Value of the properties (as defined in the agreement), the Partnership has paid $2,018,000 in July 2005 to the former owner of the properties.


                                    10 of 19

            NANTUCKET ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2005

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


                                    11 of 19

            NANTUCKET ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2005

Part II - Other Information

Item 5. Other Information

      On November 17, 2005, the Partnership sold its remaining property, a vacant parcel of land for $550,000 to an unaffiliated third party. The Partnership incurred closing costs of approximately $6,000 with respect to this sale resulting in net proceeds to the Partnership of approximately $544,000 . The Partnership will recognize a gain for financial reporting purposes of $231,000 during the fourth quarter of 2005. The sale proceeds and any remaining excess reserves will be distributed during the fourth quarter of 2005 and the Partnership will terminate in 2005.

Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    12 of 19

            NANTUCKET ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2005

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

                                             BY: THREE WINTHROP PROPERTIES, INC.
                                                 Managing General Partner


                                                 BY: /s/ Michael L. Ashner
                                                     ---------------------------
                                                     Michael L. Ashner
                                                     Chief Executive Officer


                                                 BY: /s/ Thomas Staples
                                                     ---------------------------
                                                     Thomas Staples
                                                     Chief Financial Officer

                                                 Dated: November 21, 2005


                                    13 of 19

            NANTUCKET ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES

                         FORM 10-QSB SEPTEMBER 30, 2005

Exhibit Index

      Exhibit                                                           Page No.
      -------                                                           --------

      31.1  Chief Executive Officer's Certification, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.               15 - 16

      31.2  Chief Financial Officer's Certification, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.               17 - 18

      32    Certification of Chief Executive Officer and Chief
            Financial Officer, pursuant to 18 U.S.C. Section 1350,
            as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.                                                    19


                                    14 of 19